Form 10-Q
period 1999-09-30
HDA PARTS SYSTEM INC
filed 1999-12-27
CIK 1083317

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 ____________

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                        Commission file number 333-75887

                                FleetPride, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Alabama                                         63-0681070
  -------------------------------                         -------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

             520 Lake Cook Road
            Deerfield, Illinois                                   60015
  ----------------------------------------                      ----------
  (Address of Principal Executive Offices)                      (Zip Code)


                                (847) 444-1095
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                            HDA Parts System, Inc.
                   -----------------------------------------
                   Former Name, if Changed Since Last Report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [_]    No  [X]

     The number of shares of the registrant's parent's common stock, $.01 par value, outstanding as of November 30, 1999 was 393,664.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

        The registrant has presented the financial statements of City Truck Holdings, Inc. (now known as FleetPride Corporation) ("Holdings") instead of the registrant's financial statements. Holdings is the registrant's parent company and has no separate operations. Holdings' only asset is its investment in the registrant and equity in the registrant's earnings recorded and Holdings has no liabilities. Holdings is contingently liable for its guarantee of the registrant's debt. Thus, the registrant's separate financial statements are not presented.

        The following consolidated financial statements as of September 30, 1999 and 1998 and for the periods ended September 30, 1999 and 1998 are unaudited but include all adjustments that the registrant considers necessary for a fair presentation of financial position and results of operations for the applicable periods. Except as noted, all adjustments are of a normal, recurring nature. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire 1999 fiscal year. The balance sheet as of December 31, 1998 has been derived from the audited financial statements of Holdings. The statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the registrant's Registration Statement on Form S-4, as amended (SEC File No. 333-75887).

                  CITY TRUCK HOLDINGS, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                               September 30,                       December 31,
                                                                   1999                                1998
                                                               -------------                       ------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                   $ 22,127                           $  8,328
     Trade accounts receivable, less
       allowance for doubtful accounts of
       $1,104 and $1,149 in 1999 and 1998                          61,656                             18,105
     Inventories, net                                             106,545                             41,453
     Prepaid expenses/other current assets                         12,207                              2,643
     Current portion of notes receivable/
       patronage dividend                                           4,514                              2,108
                                                                 --------                           --------
                    Total Current Assets                          207,049                             72,637
Property, plant and equipment, net                                 27,708                             13,613
Other assets                                                       18,464                             16,754
Deferred financing fees                                            12,472                              5,424
Goodwill & other intangibles                                      208,551                             55,496
                                                                 --------                           --------
                            Total assets                         $474,244                           $163,924
                                                                 --------                           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Notes payable                                                    152                                161
     Accounts payable                                              32,647                             14,105
     Accrued liabilities                                           29,185                             14,984
                                                                 --------                           --------
        Total current liabilities                                  61,984                             29,250
 Line of credit                                                   121,500                             18,200
 Long-term debt                                                   100,000                            100,000
                                                                 --------                           --------
        Total liabilities                                         283,484                            147,450
 Stockholders' equity:
     Preferred Stock, liquidation value $100,
       par value $.01 per share (Series A
       oustanding: 881,420 in 1999 and
       435,750 in 1998,  Series B
       outstanding: 779,940 in 1999 and 0 in
       1998, Series C outstanding: 1 in 1999
       and 0 in 1998 and Series D outstanding:
       1 in 1999 and 0 in 1998)                                   170,259                             43,575
     Common stock, par value $.01 per
       share (outstanding: 393,664 in 1999 and
       108,834 in 1998)                                                 4                                  1
     Additional paid-in capital                                    60,266                             14,325
     Employee notes                                                  (415)                                 -
     Retained earnings (deficit)                                  (39,354)                           (41,427)
                                                                 --------                           --------
        Total stockholders' equity                                190,760                             16,474
                                                                 --------                           --------
        Total liabilities & stockholders' equity                 $474,244                           $163,924
                                                                 --------                           --------

                      The accompanying notes are an integral part of these consolidated financial statements.

                  CITY TRUCK HOLDINGS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED INCOME STATEMENT
                                (In thousands)


                                                 Three Months Ended    Nine Months Ended
                                                 ------------------   -------------------
                                                   September 30,         September 30,
                                                 ------------------   -------------------
                                                    1999      1998      1999       1998
                                                 --------   -------   --------    -------
Net sales                                         $86,188   $28,904   $227,718    $62,659
Cost of sales                                      57,183    18,139    149,074     38,971
                                                  -------   -------   --------    -------
Gross profit                                       29,005    10,765     78,644     23,688
Selling general & administrative expenses          22,559     8,439     59,636     17,747
                                                  -------   -------   --------    -------
      Operating Income                              6,446     2,326     19,008      5,941
Other (income)/expense
  Interest expense                                  4,974     2,560     13,257      3,213
  Interest (income)                                   (87)     (396)      (304)      (453)
  Other expense/(income)                               64        12        103        (67)
                                                  -------   -------   --------    -------
Income before income taxes and                      1,495       150      5,952      3,248
  extraordinary charge
Income tax expense                                    595         -      2,369        292
                                                  -------   -------   --------    -------
Net income before extraordinary charge                900       150      3,583      2,956
Extraordinary charge, net of taxes                  1,510         -      1,510          -
                                                  -------   -------   --------    -------
 Net income and comprehensive income              $  (610)  $   150   $  2,073    $ 2,956
                                                  =======   =======   ========    =======

Supplemental pro forma income data:
  Pro forma income taxes on income before
    extraordinary charge                          $   595   $    60   $  2,369    $ 1,293
  Proforma extraordinary charge, net of taxes       1,510         -      1,510          -
                                                  -------   -------   --------    -------
  Pro forma net income                            $ (610)   $    90   $  2,073    $ 1,955
                                                  =======   =======   ========    =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  CITY TRUCK HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 1998 and NINE MONTHS ENDED SEPTEMBER 30, 1999
                     (amounts in thousands, except notes)

                                         City Truck and                                           HDA Parts System,
                                             Trailer          HDA Parts           HDA Parts              Inc.           City Truck
                                           Parts, Inc.   System Inc. Bridge  System, Inc. Common  Series B Preferred  Holdings, Inc.
                                          Common Stock        Securites             Stock               Stock          Common Stock
                                         Par    Paid In    Par    Paid In       Par      Paid In    Par     Paid In    Par   Paid In
                                        Value   Capital   Value   Capital      Value     Capital   Value    Capital   Value  Capital
Balance at January 1, 1998                  2       518     -        -           -          -        -         -        -       -
Distribution to Owners
Stock Repurchase of City Truck
  and Trailer Parts, Inc.
Recapitalization                           (2)     (518)                           1       56          3     24,940
Recapitalization Fees and Other
Creation of deferred tax asset
  for intangibles                                                                      14,217
Issuance of Bridge Securities                               -       6,000
Repayment of Bridge Securities                              -      (6,000)
Issuance of HDA stock for
  Acquisition of Stone Heavy Duty                                                -          7        -        2,993
Issuance of HDA stock                                                            -         30          1     10,300
Formation and Issuance of City
  Truck Holdings, Inc. stock                                                      (1) (14,310)        (4)   (38,233)      1   14,310
Issuance of City Truck Holdings, Inc.
  stock for Truck and Trailer
  Acquisition                                                                                                           -          7
Issuance of City Truck Holdings, Inc.
  stock for Truckparts Acquisition                                                                                      -          5
Issuance of City Truck Holdings, Inc.
  stock                                                                                                                 -          3
Net Income and Comprehensive Income
Balance at December 31, 1998             $-       $  -    $ -     $   -        $ -   $    -       $  -     $    -     $   1  $14,325
Issuance of City Truck Holdings, Inc.
  stock for Associated Truck Parts
  Acquisition                                                                                                           -         11
Issuance of City Truck Holdings, Inc.
  stock for Tisco Acquisition                                                                                           -          2
Issuance of City Truck Holdings, Inc.
  stock                                                                                                                   1   15,145
Issuance of City Truck Holdings, Inc.
  stock for Active Gear Acquisition                                                                                     -        281
Issuance of City Truck Holdings, Inc.
  stock for Superior Truck & Auto
  Acquisition                                                                                                           -         84
Issuance of City Truck Holdings, Inc.
  stock for QDSP Acquisition                                                                                              1   19,606
Issuance of City Truck Holdings, Inc.
  stock in conjunction with QDSP
  Acquisition                                                                                                             1   10,812
Promissory notes issued by employees
  as consideration for stock issued
Net Income and Comprehensive Income
Balance at June 30, 1999                 $-       $  -    $ -     $   -        $ -   $    -       $  -     $    -     $   4  $60,266
                                        City Truck Holdings,   City Truck Holdings,    City Truck
                                                Inc                    Inc                and
                                        Series A Preferred      Series B Preferred      Trailer
                                               Stock                  Stock            Parts, Inc.             Retained     Total

                                            Par    Paid

                                            Value       In Capital


Par
Value           Paid In Capital         Treasury Stock          Employee Notes
                                        Earnings
                                        (Deficit)              Shareholders' Equity

                                        -               -               -                -               (810)           -
               12,308               12,018

                                                                                                            (1,390)          (1,390)
                                                                   (25,821)                                                 (25,821)
                                                                          26,631                           (51,111)                -
                                                                              (2,522)          (2,522)
14,217
6,000
(6,000)
3,000
10,331
                  4               38,233                -
                -              2,993       3,000
               -               1,995               2,000
               -               350               353

1,288            1,288
                 $4              $43,571                 $-              $-          $    -        $ -               $(41,427)
                $16,474
               1              4,988               5,000
               -               748       750
                  4               37,891       53,041
             -               719       1,000
              -               216       300
                                                  5       52,924                                                           72,536
                              3       29,185                                                           40,001
(415)                            (415)

2,073            2,073
                 $9              $88,133                 $8              $82,109                 $-              $(415)
    $(39,354)                $190,760

Notes:

1) In 1999, 1 share of Series C Special Voting Preferred Stock was issued at $0.01 par value and $99.99 Paid In Capital.

2) In 1999, 1 share of Series D Special Voting Preferred Stock was issued at $0.01 par value and $99.99 Paid In Capital

                   CITY TRUCK HOLDINGS, INC AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)

                                                                                                   For the Nine Months Ended
                                                                                                          September 30,
                                                                                           -----------------------------------------
                                                                                             1999                             1998
                                                                                           ---------                        --------
Operating activities:
    Net income                                                                                 2,073                          2,956
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            5,043                          1,405
      (Gain) loss on sale of property and equipment                                               47                            (49)
      Changes in operating assets and liabilities:
        Accounts receivable                                                                   (6,543)                        (1,406)
        Patronage dividend receivable                                                         (4,164)                           800
        Inventories                                                                           (3,160)                          (866)
        Prepaid expenses                                                                      (1,395)                           205
        Other assets                                                                           4,181                         (2,077)
        Accounts payable                                                                      (1,756)                        (1,116)
        Accrued liabilities                                                                    6,917                          3,634
                                                                                           ---------                       --------
          Net cash provided by operating activities                                            1,243                          3,486
Investing activities:
    Acquisition of property and equipment                                                     (3,821)                          (980)
    Proceeds from sale of property and equipment                                                  79                             49
    Acquisitions, net of cash acquired                                                      (112,405)                       (41,591)
                                                                                           ---------                       --------
          Net cash used by investing activities                                             (116,147)                       (42,522)
Financing activities:
    Short term borrowings                                                                          -                         (1,748)
    Proceeds from issuance of Preferred Stock                                                 78,835                         10,401
    Proceeds from issuance of Common Stock                                                    13,781                             29
    Payments on revolving line of credit                                                    (171,325)                       (52,670)
    Proceeds from line of credit (net of fees)                                               136,142                        146,783
    Principal payments of long-term debt                                                           -                        (10,798)
    Proceeds from term loan                                                                   75,000                              -
    Payment of bond consent and fees                                                          (3,730)                             -
    Payments for stock repurchase                                                                  -                        (25,821)
    Payments of recapitalization fees                                                              -                           (942)
    Distribution to owners                                                                         -                         (1,294)
                                                                                           ---------                       --------
          Net cash provided by financing activities                                          128,703                         63,940
                                                                                           ---------                       --------
Increase in cash and cash equivalents                                                         13,799                         24,904
Cash and cash equivalents at beginning of period                                               8,328                            191
                                                                                           ---------                       --------
Cash and cash equivalents at end of period                                                 $  22,127                       $ 25,095
                                                                                           =========                       ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                 $   7,905                       $    334
    Cash paid for income taxes                                                                    35                             29
Details of Acquisitions
    Fair value of assets and liabilities acquired                                          $ 197,763                       $ 47,718
    Less equity payments                                                                      79,586                          6,000
                                                                                           ---------                       --------
    Cash paid                                                                                118,177                         41,718
    Less cash acquired                                                                         5,772                            127
                                                                                           ---------                       --------
      Net cash paid for acquisitions                                                       $ 112,405                       $ 41,591
                                                                                           =========                       ========

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies

  Basis of Presentation

   The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1998, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the latest consolidated financial statements of City Truck Holdings, Inc. (now known as FleetPride Corporation) and its Subsidiaries (the "Company").

   In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

  Description of Companies and Operations

   City Truck Holdings, Inc., a Delaware corporation, was formed by the share for share exchange of stock in HDA Parts System, Inc. for stock in City Truck Holdings, Inc. City Truck Holdings, Inc. is a holding company which has no operations or debt, except for its guarantee of HDA Parts System, Inc., its wholly owned subsidiary. The historical financial statements for City Truck Holdings, Inc. are identical to HDA Parts System, Inc. except with respect to the accounts which comprise the stockholders' equity section of the balance sheet.

   The company operates as an independent distributor of heavy duty vehicle parts and provider of related services. Operations include the six companies acquired in 1998 and the operations of Associated Truck Parts, Inc., Tisco, Inc., Active Gear L.L.C., Vantage Parts, Superior Truck & Auto Supply, Inc., Certified Powertrain and California Equipment since their dates of acquisition. The unaudited consolidated balance sheets as of September 30, 1999 include QDSP Holdings, Inc. and its subsidiaries.

  Segment Information

   The Company has determined that it operates in one business segment, that being the distribution of heavy duty vehicle parts in the United States. No single customer represented more than 10% of the Company's total sales for the first nine months of 1999 and 1998.

  Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using either the first-in, first-out (FIFO) or average-costs basis.

  Property, Plant and Equipment

   Property, plant and equipment is carried at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization of property and equipment using the straight-line method over the following estimated useful lives:

Classification                           Depreciation Lives
--------------                           ------------------

Buildings and building improvements      40 years or the life of the lease
Furniture and fixtures                   7 years
Vehicles                                 6 years

Machinery and equipment                   3-8 years

     When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

  Supplemental Pro Forma Net Income

     Supplemental pro forma net income included on the income statement is calculated by applying an income tax rate of 39.8% to the historical income before taxes.


Note 2 - Inventories

     Inventories consist of the following:


                                           September 30,      December 31,
                                                1999              1998
                                           -------------      ------------
     Purchased parts                          $ 97,334          $ 35,959
     Core inventory                              9,211             5,494
                                              --------          --------
                                              $106,545          $ 41,453
                                              --------          --------


Note 3 - Capital Stock

     On January 11, 1999, the Company completed an additional issuance of common and preferred stock. The Company issued 17,332 shares of common stock and received proceeds of $2.9 million net of offering costs. The Company also issued 75,538 shares of Series A Preferred Stock and received proceeds of $7.6 million. On April 6, 1999, the Company issued 69,320 shares of common stock and received proceeds of $11.8 million. The Company also issued 302,154 shares of Series A Preferred Stock and received proceeds of $30.2 million.

     On March 5, 1999, John J. Greisch, President and Chief Executive Officer, John P. Miller, Chief Financial Officer and Secretary and Anthony W. Cavalle, Vice President Operations purchased 2,000, 250 and 250 shares of the Company's common stock, respectively, subject to vesting over four years. Mr. Greisch, Mr. Miller and Mr. Cavalle paid cash of $3,400, $425 and $425, respectively, and signed promissory notes of $336,600, $42,075 and $42,075, respectively. The promissory notes mature on March 4, 2004 and bear interest at 5.3%.

     On September 30, 1999 the Company issued 63,603 shares of common stock and received proceeds of $10.8 million. The Company also issued 277,222 shares of Series A Preferred Stock and received proceeds of $29.2 million. The Company also issued 1 share of Series C Special Voting Preferred Stock and 1 share of Series D Special Voting Preferred Stock to Aurora Equity Partners II, L.P. and BABF City Corp., respectively, and received proceeds of $200.00. Each holder of Series C and D Special Voting Preferred Stock is entitled to elect three directors to the Board of Directors and no stockholder action shall be effective without the affirmative vote of a majority of both the Series C and D Special Voting Preferred Stock, subject to certain ownership requirements.


Note 4 - Commitments and Contingencies

  Risk Management and Insurance

     The primary risks to the business are bodily injury, property damage and injured workers' compensation. The Company maintains liability insurance for bodily injury and third-party property damage and workers' compensation coverage that is standard for the industry and considers the coverage sufficient to insure against these risks. The Company self-insures certain risks and obtains stop loss and catastrophic coverage from insurance companies.

  Legal Proceedings

     In the ordinary course of business the Company is involved in legal proceedings relating to claims arising out of its operations. The Company does not believe that there are any legal proceedings currently pending against the company that are reasonably likely to have a material adverse effect on it.


Note 5 - Acquisitions

     The Company has made the following acquisitions during the nine months ended September 30, 1999. They have all been accounted for as purchases, with the purchase price being allocated to the fair value of the identified assets and liabilities of the Company with the excess recorded as goodwill. Amortization of goodwill is recorded on a straight line basis over 40 years.

     On January 11, 1999, the Company acquired all of the capital stock of Associated Truck Parts, Inc. for approximately $57.1 million in cash and $5 million in common and preferred stock. The Company has allocated $17.0 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

     On January 12, 1999, the Company acquired all of the capital stock of Tisco, Inc. for approximately $6.9 million in cash and $0.8 million in common and preferred stock. The Company has allocated $2.8 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

   On April 20, 1999, the Company acquired all of the equity interest of Active Gear, L.L.C. for approximately $7.6 million in cash and $1.0 million in common and preferred stock. The Company has allocated $3.9 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

   On May 28, 1999, the Company acquired substantially all of the assets of Vantage Parts, a division of CNF Transportation, Inc. for approximately $28.5 million in cash. The Company has allocated $16.0 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

   On June 7, 1999, the Company acquired all of the capital stock of Superior Truck & Auto Supply, Inc. for approximately $1.7 million in cash and $0.3 million in common and preferred stock. The Company has allocated $1.7 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

   On August 9, 1999, the Company acquired certain assets of Certified Power, Inc. for approximately $6.8 million in cash. The Company has allocated $2.5 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

   On August 26, 1999, the Company acquired substantially all of the assets of Caifornia Equipment Company and California Equipment Company of Sacremento for approximately $2.2 million in cash.

The Company has allocated $2.2 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase and the consolidated financial statements for the Company include income since the date of acquisition.

     On September 30, 1999, the Company merged with QDSP Holdings, Inc. (QDSP) by exchanging all of the outstanding common and preferred stock of QDSP for common and preferred stock of the Company valued at approximately $72.5 million. QDSP operates 63 locations in 19 states and had pro forma revenues of approximately $182 million in 1998. In conjunction with the merger, the Company received proceeds of $40.0 million in cash from the issuance of the Company's common and preferred stock to existing shareholders of the Company and QDSP.

     In connection with the acquisitions, the Company recorded certain liabilities totaling $1.6 million in connection with vendor consolidations, the closure of duplicate facilities and other activities that will be phased out during 1999 and 2000.

     The following unaudited pro forma financial information combines the results of operations of City Truck and Trailer Parts, Inc., Stone Heavy Duty, Inc., Truck & Trailer Parts, Inc., Tampa Brake and Supply Co., Inc., Connecticut Driveshaft, Inc., Truckparts, Inc., Tisco, Inc., Associated Truck Parts, Inc., Active Gear, L.L.C., Vantage Parts, Superior Truck & Auto Supply, Inc., Certified Power Inc., California Equipment Company and QDSP as if the acquisitions had taken place on January 1, 1998 after giving effect to certain adjustments including: amortization of goodwill, interest expense and a normal charge for income taxes assuming all of the companies operated as "C" corporations for 1998 and 1999.

                                                                 Pro Forma                                   Pro Forma
                                                     Three Months Ended September 30,             Nine Months Ended September 30,
                                                ----------------------------------------    ----------------------------------------
                                                      1999                 1998                    1999        1998
                                                ----------------------------------------    ----------------------------------------
                                                 Actual   Pro forma   Actual   Pro forma      Actual  Pro forma   Actual   Pro forma
                                                --------  ---------  --------  ---------    --------  ---------  --------  ---------
Sales                                           $ 86,188  $132,623   $28,904   $130,845     $227,718  $403,882   $62,659   $392,252
Net income before extraordinary charge               900     1,624       150      1,460        3,583     7,563     2,956      4,984
Extraordinary charge, net of taxes                 1,510       999         -          -        1,510       999         -          -
Net income (loss) and comprehensive income
  (loss)                                            (610)      625       150      1,460        2,073     6,564     2,956      4,984


Note 6 - Senior Subordinated Notes

     On September 24, 1999, the Company obtained the consent of the registered holders of the 12% Senior Subordinated Notes due 2005 to amend the Indenture, dated as of July 31, 1998, to provide, in substance, that the merger with QDSP would not constitute a "Change of Control", as defined in the Indenture. In conjunction with the consent, the Company made a cash payment of $30.00 per $1,000 principal amount of Notes to each registered holder.

Note 7 - Credit Arrangements

     On September 30, 1999, in conjunction with the merger with QDSP the prior credit facilities for the Company and for QDSP were replaced with a new Credit Agreement (the Agreement) that provides for up to $225 million in borrowings through September 30, 2004. The Agreement provides for a $75 million term loan and $150 million revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, initially at 3.25% and 2.75%, respectively, or, at the Company's option, several other common indices. The Company has pledged all of the Company's assets as collateral. The revolving credit facility had undrawn availability of $103.5 million at September 30, 1999.

     Note 8 - Extraordinary charge, net of taxes

     In connection with refinancing the prior credit facilities, the Company incurred a $1.5 million, net of taxes of $1.0 million, extraordinary loss for the write-off of deferred loan costs.

Note 9 - Subsequent Events

     On October 8, 1999, the Company acquired all of the capital stock of Wheels and Brakes, Inc. for approximately $13.0 million in cash. The Company has allocated $6.2 million of the purchase price to the identified assets and liabilities. The acquisition was accounted for as a purchase.

     On November 19, 1999, City Truck Holdings, Inc. changed its name to FleetPride Corporation.

     On December 16, 1999, the Company completed an exchange offer for the $100 million 12% Senior Subordinated Notes due 2005. The exchange notes are in the same form and have the same terms as the original notes, except that the exchange notes are registered under the Securities Act, and, therefore, the exchange notes are not subject to certain transfer restrictions, registration rights and certain provisions providing for an increase in the interest rate of the private notes under certain circumstances relating to the registration of the exchange notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto.

     This report contains "forward-looking statements" which are identifiable by the use of forward-looking terms, such as "may", "intend", "will", "expect", "anticipate", "estimate", "continue", or similar phrases. In particular any statement concerning future opportunities, future operating results or the ability to generate future revenues, income or cash flow are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, its expectations may not prove to be correct. See the "Risk Factors" specified in HDA Parts System, Inc. Registration Statement on Form S-4, as amended (SEC File No. 333-75887) for information concerning the factors that affect our markets, products, profitability and liquidity, restrictions imposed by debt agreements and other factors that may affect us in the future.

General

     City Truck Holdings, Inc. (now known as FleetPride Corporation) is the parent company of HDA Parts System, Inc. and has no separate operations, assets except its investment in HDA Parts System, Inc. or liabilities, except for its guarantee of HDA Parts System, Inc. debt. The Company's historical financial statements are identical to HDA Parts System, Inc. except with respect to the accounts which comprise the stockholders' equity section of the balance sheet.

     The historical financial data for the three and nine months ended September 30, 1998 reflect the financial results of City Truck and Trailer Parts, Inc. for the full periods and Stone Heavy Duty from the date of acquisition on June 19, 1998. The financial data for the three and nine months ended September 30, 1999 includes results for the companies acquired in 1998 for the full periods and the following from the dates of acquisition:

    Company                                                                         Date of Acquisition
    -------                                                                         -------------------
    Associated Brake Supply, Inc. and its subsidiaries...........................   January 11, 1999
    Tisco, Inc. and Tisco of Redding, Inc. ......................................   January 12, 1999
    Active Gear L.L.C. ..........................................................   April 20, 1999
    Vantage Parts................................................................   May 28, 1999
    Superior Truck & Auto Supply, Inc. ..........................................   June 7, 1999
    Certified Power, Inc. .......................................................   August 9, 1999
    California Equipment Company ................................................   August 26, 1999
    QDSP.........................................................................   September 30, 1999

     Accordingly, the Company's historical financial results are not comparable to results for the three and nine months ended September 30, 1999. The Company's financial statements do not include the results of Wheels & Brakes, Inc. which was acquired after September 30, 1999.

Comparison of Pro Forma Results of Operations

     The unaudited pro forma summarized financial information presented below was derived by applying pro forma consolidated adjustments to our historical financial statements, after giving effect to:

(1)  the recapitalization of City Truck and Trailer Parts, Inc.;
(2) the acquisitions of Stone Heavy Duty, Inc., Truck & Trailer Parts, Inc., Tampa Brake and Supply Co., Inc., Connecticut Driveshaft, Inc., Truckparts, Inc., Tisco, Inc., Associated Truck Parts, Inc., Active Gear, L.L.C., Vantage Parts, Superior Truck & Auto Supply, Inc., Certified Power, Inc., California Equipment Company and QDSP.
(3) the effect of refinancing the credit agreement which provides a term loan of $75.0 million and a revolving line of credit up to $150.0 million and the issuance of $100.0 million in senior subordinated notes; and
(4) the June 1998 private equity offering, the January 1999 private equity offering which was fully funded in April 1999 and the September 30, 1999 private equity offering funded in connection with the QDSP merger.

These pro forma consolidated adjustments give effect to the above transactions as if these transactions had occurred on January 1, 1998 for the unaudited pro forma condensed income statement data. The pro forma adjustments reflect the elimination of excess compensation based on employment contracts entered into at the times of acquisitions and other expense reductions resulting from the closure of duplicate facilities and other activities.

                                    Pro Forma                            Pro Forma
                         Three Months Ended September 30,     Nine Months Ended September 30,
                         --------------------------------     -------------------------------
                              1999              1998               1999             1998
                         ---------------   --------------     -------------------------------
                           $        %        $        %         $       %        $       %
                         ------   ------   ------  ------     ------  ------   ------  ------
Sales                    $132.6   100.0%   $130.8  100.0%     $403.9  100.0%   $392.3  100.0%
Gross profit               44.0    33.2%     43.0   32.9%      133.5   33.1%    127.6   32.5%
SG&A expenses              36.4    27.5%     33.6   25.7%      106.1   26.3%     97.8   24.9%
Income from operations      7.6     5.7%      9.4    7.2%       27.4    6.8%     29.8    7.6%
Interest expense, net       5.1     3.8%      5.2    4.0%       15.1    3.7%     15.6    4.0%
Other income                0.2     0.2%      0.1    0.1%        0.2    0.0%      0.2    0.1%
Income tax expense          1.1     0.8%      1.7    1.3%        5.0    1.2%      5.7    1.5%
Net Income               $  1.6     1.2%   $  2.6    2.0%     $  7.5    1.9%   $  8.7    2.2%

     The pro forma financial data are subject to numerous assumptions and estimates which are subject to change and, in many cases, are beyond our control. The pro forma financial data may not be indicative of the operating results or financial position we would have achieved had we consummated the events described above. You should not construe this data as representative of our future operating results or financial position. The pro forma information presented below has not been derived pursuant to APB 16.

Pro Forma Three Months Ended September 30, 1999 Compared to Pro Forma Three Months Ended September 30, 1998

     Sales. Pro forma sales were $132.6 in the quarter ended September 30, 1999, a 1.4% increase compared with pro forma sales of $130.8 for the same period in 1998. Sales growth slowed in the third quarter of 1999 at most locations. The rate of growth in tonnage carried and miles driven declined versus 1998. As a result, the slowing in the rate of growth experienced by our customers is affecting the demand in the heavy duty parts aftermarket.

     Gross profit. Pro forma gross profit increased to $44.0 million in the third quarter 1999 from $43.0 million in 1998, an increase of 2.3%. As a percentage of sales, the Company's gross profit increased to 33.2% in 1999 from 32.9% in 1998. The improved margin reflects the impact of lower product costs.

     SG&A expenses. Pro forma SG&A expenses increased to $36.4 million in 1999 from $33.6 million in 1998, an increase of 8.3%. As a percentage of sales, SG&A expenses increased to 27.5% in 1999 from 25.7% in 1998. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and corporate office. Excluding corporate expenses, SG&A as a percent of sales was 24.5% in 1999 compared to 24.2% in 1998.

     Income from operations. Pro forma income from operations decreased to $7.6 million in 1999 from $9.4 million in 1998, a decrease of 19.1%. As a percentage of sales, income from operations decreased to 5.7% from 7.2%. The decrease in income from operations as a percentage of sales is due primarily to the corporate expenses discussed above. Excluding corporate expenses, income from operations decreased by .9%.

     Interest expense. Pro forma interest expense decreased to $5.1 million in 1999 from $5.2 million in 1998. The lower pro forma interest expense was due to lower outstanding borrowings resulting from equity issued in January, April and September 1999.

     Net Income. Pro forma net income decreased to $1.6 million in the three months ended September 30, 1999 from $2.6 million in 1998 due primarily to the increase in corporate expenses discussed above.

Pro Forma Nine Months Ended September 30, 1999 Compared to Pro Forma Nine Months Ended September 30, 1998

     Sales. Pro forma sales were $403.9 for the nine months ended September 30, 1999 compared to $392.3 in 1998, a 3.0% increase. Sales growth slowed during 1999 due to a lower rate of growth in tonnage carried and miles driven which has affected demand in the heavy duty parts aftermarket. Sales for the southwest decreased 3.1% mainly due to low demand from the oil and mining industries.

     Gross profit. Pro forma gross profit for the nine months ended September 30, 1999 increased to $133.5 million from $127.6 million in 1998, an increase of 4.6%. As a percentage of sales, the Company's gross profit increased to 33.1% in 1999 from 32.5% in 1998. The improved margin reflects the impact of lower product costs.

     SG&A expenses. Pro forma SG&A expenses for 1999 increased to $106.1 million or 8.5% from $97.8 million in 1998. As a percentage of sales, SG&A expenses increased to 26.3% in 1999 from 24.9% in 1998. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and corporate office. Excluding corporate expenses, SG&A as a percent of sales was 23.7%.

     Income from operations. Pro forma income from operations decreased to $27.4 million in 1999 from $29.8 million in 1998, a decrease of 8.1%. As a percentage of sales, income from operations decreased to 6.8% from 7.6%. The decrease in income from operations as a percentage of sales is due primarily to the corporate expenses discussed above. Excluding corporate expenses, income from operations increased by 5.9%.

     Interest expense. Pro forma interest expense decreased to $15.1 million in 1999 from $15.6 million in 1998. The lower pro forma interest expense was due to lower outstanding borrowings resulting from equity issued in January, April and September 1999.

     Net Income. Pro forma net income decreased to $7.5 million in the nine months ended September 30, 1999 from $8.7 million in 1998 due primarily to the increase in corporate expenses discussed above.

Comparison of Historical Results of Operations

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Sales. Sales increased to $86.2 million in the quarter ended September 30, 1999 from $28.9 million for the same period in 1998, an increase of 198.3%. The sales growth is attributable to the acquisitions completed in 1998 and 1999. The acquisitions were all completed after the third quarter of 1998, with the exception of Stone Heavy Duty, Inc. which was acquired on June 19, 1998 and Truck & Trailer Parts, Inc., which was acquired on September 30, 1998 and had no revenue impact. The acquired companies account for 94.4% or $54.1 million of the increase.

     Gross profit. Gross profit increased to $29.0 million in the third quarter 1999 from $10.8 million in 1998, an increase of 168.5%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit decreased to 33.7% in 1999 from 37.2% in 1998. The lower margin reflects the impact of revenue from acquired companies with lower margins.

     SG&A expenses. SG&A expenses increased to $22.6 million in 1999 from $8.4 million in 1998, an increase of 169.0%. As a percentage of sales, SG&A expenses decreased to 26.2% in 1999 from 29.2% in 1998. SG&A as a percent of sales decreased as a result of cost containment measures which reduced expense growth, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales partially offset by acquired amortization and corporate expenses.

     Income from operations. Income from operations increased to $6.4 million in 1999 from $2.3 million in 1998, an increase of 178.3%. As a percentage of sales, income from operations decreased to 7.5% from 8.0%. The decrease in income from operations as a percentage of sales is due primarily to the impact of revenue from acquired companies with lower margins partially offset by cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

     Interest expense, net. Interest expense increased to $4.9 million in 1999 from $2.2 million in 1998. The increase was the result of higher debt incurred to complete acquisitions in 1998 and 1999. Debt at September 30, 1999 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $46.5 million of borrowings under the revolving credit facility. Comparably, long term debt at September 30, 1998 was $100.0 million with cash and cash equivalents of $25.1 million.

     Income tax expense. Income tax expense was $0.6 million in 1999. No income tax expense was recognized for the three months ended September 30, 1998 because of a projected net income tax benefit for the year as a whole. Prior to June 1, 1998, the Company was taxed as an S corporation. The benefit was recognized in the fourth quarter of 1998.

     Net Income before extraordinary charge. Net income before extraordinary charge increased to $0.9 million in the three months ended September 30, 1999 from $0.2 million in 1998 due primarily to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

     Extraordinary charge, net of taxes. In connection with refinancing the prior credit facilities, the Company incurred a $1.5 million, net of taxes of $1.0 million, extraordinary loss for the write-off of deferred loan costs.

     Supplemental Pro forma income taxes. Pro forma income taxes are $0.6 million in 1999 compared to pro forma income taxes of $0.1 million in 1998. The higher expense results from higher earnings due to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

     Supplemental Pro forma Net Income.  Pro forma net income decreased to
<$0.6> million in the three months ended September 30, 1999 from pro forma net income of $0.1 million in 1998 due primarily to an extraordinary loss for the write-off of deferred loan costs partially offset by income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Sales. Sales for the nine months ended September 30, 1999 increased to $227.7 million from $62.7 million for the same period in 1998, an increase of 263.2%. The sales growth is attributable to the acquisitions completed in 1998 and 1999. The acquisitions were all completed after the second quarter of 1998, with the exception of Stone Heavy Duty, Inc. which was acquired on June 19, 1998 and Truck & Trailer Parts, Inc., which was acquired on September 30, 1998 and had no revenue impact.

     Gross profit. Gross profit increased to $78.6 million for the first nine months of 1999 from $23.7 million in 1998, an increase of 231.6%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit decreased to 34.5% in 1999 from 37.8% in 1998. The lower margin reflects the impact of revenue from acquired companies with lower margins.

     SG&A expenses. SG&A expenses increased to $59.6 million in 1999 from $17.7 million in 1998, an increase of 236.7%. As a percentage of sales, SG&A expenses decreased to 26.2% in 1999 from 28.3% in 1998. The decrease in SG&A expenses as a percentage of sales is the result of cost containment measures which reduced expense growth, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales partially offset by acquired amortization and corporate expenses.

     Income from operations. Income from operations increased to $19.0 million in 1999 from $5.9 million in 1998, an increase of 220.0%. As a percentage of sales, income from operations decreased to 8.3% from 9.5%. The decrease in income from operations as a percentage of sales is due primarily to the lower margin companies acquired, acquired amortization and corporate expenses.

     Interest expense, net. Interest expense increased to $13.0 million in 1999 from $2.8 million in 1998. The increase was the result of higher debt incurred to complete acquisitions in 1998 and 1999. Debt at September 30, 1999 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $46.5 million of borrowings under the revolving credit facility. Comparably, long term debt at September 30, 1998 was $100.0 million with cash and cash equivalents of $25.1 million.

     Income tax expense. Income tax expense was $2.4 million in 1999 and was $0.3 million for 1998. The increase was the result of income from acquired companies and a change to C corporation status on June 1, 1998 with no expense in the third quarter 1998 because of a projected net income tax benefit for the whole year which was recognized in the fourth quarter of 1998. Prior to that time, the Company was taxed as an S corporation.

     Net Income before extraordinary charge. Net income before extraordinary charge for the first nine months of 1999 increased to $3.6 million from $3.0 million in 1998 due primarily to income from acquired companies offset by acquired amortization, corporate expenses, higher interest expense and higher income tax expense as discussed above.

     Extraordinary charge, net of taxes. In connection with refinancing the prior credit facilities, the Company incurred a $1.5 million, net of taxes of $1.0 million, extraordinary loss for the write-off of deferred loan costs.

     Supplemental Pro forma income taxes. Pro forma income taxes are $2.4 million in 1999 compared to pro forma income taxes of $1.3 million in 1998. The higher expense results from higher earnings due to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

     Supplemental Pro forma Net Income. Pro forma net income increased to $2.1 million for the nine months ended September 30, 1999 from pro forma net income of $2.0 million in 1998 due primarily to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above, partially offset by an extraordinary loss for the write-off of deferred loan costs.

Liquidity and Capital Resources

     City Truck historically used internal cash flow from operations to fund its working capital requirements, capital expenditures and new branch locations. Capital expenditure requirements have been relatively low historically and were $1.3 million and $3.8 million for the three and nine months ended September 30, 1999, respectively. Also, we do not anticipate that we will pay dividends for the foreseeable future.

     On September 30, 1999, in conjunction with the merger with QDSP, the Company entered into a new $225 million Credit Agreement and received $40.0 million from a private equity offering. Proceeds from the equity offering and $121.5 million from the credit facility were used to refinance existing debt of the company and QDSP and to fund the acquisition of Wheels and Brakes, Inc. The merger with QDSP was completed by issuing stock in exchange for the outstanding stock of QDSP and at the same time proceeds of $40.0 million in cash were received from the issuance of stock to existing shareholders of the Company and QDSP.

     The new Credit Agreement provides for up to $225 million in borrowings through September 30, 2004. The Agreement provides for a $75 million term loan and $150 million revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, initially at 3.25% and 2.75%, respectively, or, at the Company's option, several other common indices. The Company has pledged all of the Company's assets as collateral. The revolving credit facility had undrawn availability of $103.5 million at September 30, 1999. The new $225 million Agreement replaced the Company's $85 million revolving credit facility.

     In January 1999, we secured commitments of $52.5 million for a private equity offering consisting of series A preferred stock and common stock of Holdings. Brentwood Associates Buyout Fund II, L.P. committed $15.0 million and other investors committed $37.5 million. In January 1999, we received $10.5 million of the equity to partially finance the acquisitions of Associated and Tisco and borrowed $49.3 million under the revolving credit facility to finance the balance and an additional $4.0 million for working capital. In April 1999, we received the remaining equity commitments of $42.0 million which was used to finance the Vantage Parts, Active Gear L.L.C. and Superior Truck & Auto Supply, Inc. acquisitions.

     We intend to continue to pursue a strategy to expand our network of independent distributor of heavy duty vehicle parts, with a focus on building a national system of branch locations primarily through acquisitions. We expect to fund our working capital needs, capital expenditures and future acquisitions through availability under our revolving credit facility, future issuances of debt or equity securities and cash flow generated from operations. However, our ability to execute our growth strategy and to make scheduled payments of interest or principal or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Effect of Inflation

     Inflation has not had a significant effect on our results of operations in recent years. Our selling, general and administrative expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures.


Year 2000 Issue

     The Year 2000 issue relates to the inability of certain computer programs and business equipment to properly process dates after December 31, 1999 and certain other date combinations which have or once had special meaning in data file processing. As a result, businesses may be at risk for miscalculations and system failures.

     In response to the Year 2000 issue, we initiated a series of projects to identify, evaluate and implement necessary changes to our computerized business systems, including our branch operating systems, and business equipment. We have completed a review of all of our systems and equipment including vehicles, manufacturing equipment, security, telephone and other systems. We examined the importance of each category, the remediation necessary to make the category compliant (either modification or replacement), the resources necessary to complete the remediation and a time frame for completion.

     We have addressed our software, hardware and equipment issues primarily by installing Year 2000 compliant products at all of our operating locations. In a limited number of cases, we replaced business equipment with Year 2000 compliant hardware. We have completed our hardware and equipment remediation or replacement, and of our software remediation or replacement. The remediation and replacement process proceeded as planned and we believe we are to be fully compliant as of December 27, 1999. We do not believe that any of our systems or business equipment have critical dates prior to that time.

     We estimate the cost of the project to be less than $400,000, and we have not made any material expenditures due solely to Year 2000 issues. Year 2000 compliance is an element of our strategic systems plan. We have planned all systems implementations to enhance our business and address Year 2000 issues as a matter of course.

     Notwithstanding the above projects, our greatest risk and most reasonably likely worst case scenario is with our branch operating application systems. If the branch systems experience problems, it could disrupt our basic distribution operations until we resolve the issue. To address this risk, we will be closed for business Saturday, January 1, 2000 and Sunday, January 2, 2000. We will test all material systems in production operation during this time with support from, and in cooperation with, the software vendors. On December 31,1999, without disrupting our normal business, we will print out all customer orders scheduled to be shipped through January 13, 2000. We will also print a price list which will enable us to manually conduct our business through January 13, 2000. In addition, we are able to distribute software updates to all of our processing centers and branch locations within a few hours. We estimate that the aggregate cost to the Company would be $0.5 million should the most reasonably likely worst case scenario occur.

     If modifications and conversions by us and by those with whom we conduct business are not completed in a timely manner, the Year 2000 issue may have a material adverse effect on our business, financial condition and results of operations. While we have endeavored to obtain assurances from our product suppliers that they are adequately addressing the Year 2000 issue, we may experience minimal interruptions in replenishment from some suppliers.

   Our contingency plans include:

   . retaining alternate software suppliers in the event that our primary system fails the Year 2000 testing we currently have in progress, despite written assurances from the vendor that the system is Year 2000 compliant,
   . identifying alternate sources of supply for selected merchandise, and, . selectively increasing inventory for highly sensitive items.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk primarily from interest rates. Management is actively involved in monitoring exposure to market risks and continues to develop and utilize appropriate risk management techniques. As such, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and commodity forward contracts. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. The sensitivity analysis presented in the following paragraph, which hypothetically illustrates the Company's potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analysis presented below does not consider any additional actions management may take to mitigate exposure to such changes. The market changes, assumed to occur as of September 30, 1999, include a 100 basis point change in market interest rates. The hypothetical changes and assumptions may be different from what actually occurs in the future.

        As of September 30, 1999, the Company had no derivative financial instrument to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its long-term obligations. As of September 30, 1999, approximately 54.8% of the Company's long-term obligations were floating rate obligations. The detrimental effect on annual earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $1.2 million before income taxes. This effect is primarily due to the floating rate borrowings under the Company's revolving credit facilities.

                                   PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.
        ---------

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

        The registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 27, 1999                 FLEETPRIDE, INC.


                                         By:    /s/ John P. Miller
                                                ---------------------------
                                         Title: Vice President, Chief Financial
                                                Officer, Treasurer and Secretary

                                 EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------

     27.1               Financial Data Schedule