Form 10-Q/A
period 1999-09-30
HDA PARTS SYSTEM INC
filed 1999-12-28
CIK 1083317

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 ____________

                                   FORM 10-Q/A


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

                                         City Truck and                                           HDA Parts System,
                                             Trailer          HDA Parts           HDA Parts              Inc.           City Truck
                                           Parts, Inc.   System Inc. Bridge  System, Inc. Common  Series B Preferred  Holdings, Inc.
                                          Common Stock       Securities             Stock               Stock          Common Stock
                                        ---------------  ------------------  -------------------  ------------------  --------------
                                         Par    Paid In    Par    Paid In      Par      Paid In     Par     Paid In    Par   Paid In
                                        Value   Capital   Value   Capital     Value     Capital    Value    Capital   Value  Capital
                                        -----   -------  ------- ----------  -------   ---------  -------  ---------  -----  -------
Balance at January 1, 1998                  2       518     -        -           -            -      -         -        -       -
Distribution to Owners
Stock Repurchase of City Truck
  and Trailer Parts, Inc.
Recapitalization                           (2)     (518)                           1         56        3     24,940
Recapitalization Fees and Other
Creation of deferred tax asset
  for intangibles                                                                        14,217
Issuance of Bridge Securities                               -       6,000
Repayment of Bridge Securities                              -      (6,000)
Issuance of HDA stock for
  Acquisition of Stone Heavy Duty                                                -            7      -        2,993
Issuance of HDA stock                                                            -           30        1     10,300
Formation and Issuance of City
  Truck Holdings, Inc. stock                                                      (1)   (14,310)      (4)   (38,233)      1   14,310
Issuance of City Truck Holdings, Inc.
  stock for Truck and Trailer
  Acquisition                                                                                                           -          7
Issuance of City Truck Holdings, Inc.
  stock for Truckparts Acquisition                                                                                      -          5
Issuance of City Truck Holdings, Inc.
  stock                                                                                                                 -          3
Net Income and Comprehensive Income
                                         ----     -----   -----   -------      -----   --------   -------  --------   -----  -------
Balance at December 31, 1998             $-       $  -    $ -     $   -        $ -     $      -   $  -     $    -     $   1  $14,325
Issuance of City Truck Holdings, Inc.
  stock for Associated Truck Parts
  Acquisition                                                                                                           -         11
Issuance of City Truck Holdings, Inc.
  stock for Tisco Acquisition                                                                                           -          2
Issuance of City Truck Holdings, Inc.
  stock                                                                                                                   1   15,145
Issuance of City Truck Holdings, Inc.
  stock for Active Gear Acquisition                                                                                     -        281
Issuance of City Truck Holdings, Inc.
  stock for Superior Truck & Auto
  Acquisition                                                                                                           -         84
Issuance of City Truck Holdings, Inc.
  stock for QDSP Acquisition                                                                                              1   19,606
Issuance of City Truck Holdings, Inc.
  stock in conjunction with QDSP
  Acquisition                                                                                                             1   10,812
Promissory notes issued by employees
  as consideration for stock issued
Net Income and Comprehensive Income
                                         ----     -----   -----   -------      -----   --------   -------  --------   -----  -------
Balance at June 30, 1999                 $-       $  -    $ -     $   -        $ -     $      -   $  -     $    -     $   4  $60,266
                                         ====     =====   =====   =======      =====   ========   =======  ========   =====  =======

                                        City Truck Holdings,  City Truck Holdings,
                                                Inc                   Inc           City Truck
                                        Series A Preferred     Series B Preferred      and
                                               Stock                 Stock           Trailer
                                        --------------------  --------------------  Parts, Inc.            Retained        Total
                                          Par      Paid In      Par       Paid In    Treasury    Employee  Earnings    Shareholders'
                                         Value     Capital     Value      Capital      Stock       Notes   (Deficit)      Equity
                                        -------  -----------  -------    ---------  -----------  --------  ---------   -------------
Balance at January 1, 1998               -           -         -            -           (810)       -       12,308         12,018
Distribution to Owners                                                                                      (1,390)        (1,390)
Stock Repurchase of City Truck
  and Trailer Parts, Inc.                                                            (25,821)                             (25,821)
Recapitalization                                                                      26,631               (51,111)             -
Recapitalization Fees and Other                                                                             (2,522)        (2,522)
Creation of deferred tax asset
  for intangibles                                                                                                          14,217
Issuance of Bridge Securities                                                                                               6,000
Repayment of Bridge Securities                                                                                             (6,000)
Issuance of HDA stock for
  Acquisition of Stone Heavy Duty                                                                                           3,000
Issuance of HDA stock                                                                                                      10,331
Formation and Issuance of City
  Truck Holdings, Inc. stock               4      38,233                                                                        -
Issuance of City Truck Holdings, Inc.
  stock for Truck and Trailer
  Acquisition                            -         2,993                                                                    3,000
Issuance of City Truck Holdings, Inc.
  stock for Truckparts Acquisition       -         1,995                                                                    2,000
Issuance of City Truck Holdings, Inc.
  stock                                  -           350                                                                      353
Net Income and Comprehensive Income                                                                          1,288          1,288
                                        ----     -------     -----      -------     --------     -----    --------       --------
Balance at December 31, 1998            $  4     $43,571     $ -        $   -       $    -       $  -     $(41,427)      $ 16,474
Issuance of City Truck Holdings, Inc.
  stock for Associated Truck Parts
  Acquisition                              1       4,988                                                                    5,000
Issuance of City Truck Holdings, Inc.
  stock for Tisco Acquisition            -           748                                                                      750
Issuance of City Truck Holdings, Inc.
  stock                                    4      37,891                                                                   53,041
Issuance of City Truck Holdings, Inc.
  stock for Active Gear Acquisition      -           719                                                                    1,000
Issuance of City Truck Holdings, Inc.
  stock for Superior Truck & Auto
  Acquisition                            -           216                                                                      300
Issuance of City Truck Holdings, Inc.
  stock for QDSP Acquisition                                     5       52,924                                            72,536
Issuance of City Truck Holdings, Inc.
  stock in conjunction with QDSP
  Acquisition                                                    3       29,185                                            40,001
Promissory notes issued by employees
  as consideration for stock issued                                                               (415)                      (415)
Net Income and Comprehensive Income                                                                          2,073          2,073
                                        ----     -------     -----      -------     --------     -----    --------       --------
Balance at June 30, 1999                $  9     $88,133     $   8      $82,109     $    -       $(415)   $(39,354)      $190,760
                                        ====     =======     =====      =======     ========     =====    ========       ========

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

   The company operates as an independent distributor of heavy duty vehicle parts and provider of related services. Operations include the six companies acquired in 1998 and the operations of Associated Truck Parts, Inc., Tisco, Inc., Active Gear L.L.C., Vantage Parts, Superior Truck & Auto Supply, Inc., Certified Powertrain and California Equipment since their dates of acquisition. The unaudited consolidated balance sheet as of September 30, 1999 include QDSP Holdings, Inc. and its subsidiaries.

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

     We have addressed our software, hardware and equipment issues primarily by installing Year 2000 compliant products at all of our operating locations. In a limited number of cases, we replaced business equipment with Year 2000 compliant hardware. We have completed our hardware and equipment remediation or replacement, and our software remediation or replacement. The remediation and replacement process proceeded as planned and we believe we are fully compliant as of December 27, 1999. We do not believe that any of our systems or business equipment have critical dates prior to that time.

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

Date:  December 28, 1999                 FLEETPRIDE, INC.


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