Form 10-K405
period 1999-12-31
HDA PARTS SYSTEM INC
filed 2000-03-30
CIK 1083317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 333-75887

                                FLEETPRIDE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ALABAMA                                       63-0681070
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
              520 LAKE COOK ROAD
             DEERFIELD, ILLINOIS                                   60015
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 572-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, there was no established trading market for the Registrant's common stock.

     As of February 29, 2000, the number of outstanding shares of common stock, par value $.01 per share, of FleetPride, Inc. was 94,229.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Information Statement of FleetPride, Inc. relating to the Company's 2000 annual meeting of stockholders are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FLEETPRIDE, INC. - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX
                                      -----
                                                                       10-K Page
                                                                       ---------

      Index                                                                   i

      Part I
      ------
         Item 1 - Business.................................................   1

         Item 2 - Properties.............................................    10

         Item 3 - Legal Proceedings......................................    10

         Item 4 - Submission of Matters to a Vote of Security Holders....    10

      Part II
      -------
         Item 5 - Market for Registrant's Common Equity and Related......    12
                      Stockholder Matters

         Item 6 - Selected Financial Data................................    12

         Item 7 - Management's Discussion and Analysis of................    13
                      Financial Condition and Results of Operations

         Item 7(A) - Quantitative and Qualitative Disclosures About......    19
                         Market Risk

         Item 8 - Financial Statements and Supplementary Data............    21

         Item 9 - Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure................    46

      Part III
      --------
         Item 10 - Directors and Executive Officers of the Registrant....    47

         Item 11 - Executive Compensation................................    47

         Item 12 - Security Ownership of Certain Beneficial Owners.......    47
                        and Management

         Item 13 - Certain Relationships and Related Transactions........    47

      Part IV
      -------
         Item 14 - Exhibits, Financial Statement Schedules and Reports....   48
                        on Form 8-K

      Financial Statement Schedule

      Signatures

                                     PART I

ITEM 1. BUSINESS

      We were established in June 1998 by Brentwood Associates, a private equity fund located in Los Angeles, through the acquisition and integration of two highly regarded heavy duty vehicle aftermarket parts distributors: City Truck (as defined below) and Stone (as defined below), which have been in operation since 1975 and 1952, respectively. On June 1, 1998, Brentwood purchased 80% of the outstanding common stock of City Truck, a Birmingham, Alabama based distributor with 17 branch locations in the southeastern United States, in a recapitalization transaction. On June 19, 1998, City Truck acquired substantially all of the assets of Stone, a Raleigh, North Carolina based operator with 18 branch locations primarily in the southeastern United States. On June 30, 1998, City Truck, as recapitalized and including Stone, changed its name to HDA Parts System, Inc. On December 1, 1999, HDA Parts System, Inc. changed its name to FleetPride, Inc.

      We were formed by Brentwood to pursue a growth build-up strategy in the highly fragmented heavy duty aftermarket parts industry. Since our inception, we have acquired 16 businesses, including our September 30, 1999 merger with QDSP (as defined below), a company formed in June 1998 by Aurora Capital Group, a private equity fund located in Los Angeles, to pursue an acquisition strategy similar to ours. Since QDSP's inception, it has acquired 12 companies.

     Unless the context otherwise requires, all references to the following entities are before or after giving effect to the acquisitions, as appropriate:
(1) "City Truck" means City Truck and Trailer Parts, Inc., (2) "Stone" means the assets and business of Stone Heavy Duty, Inc., (3) "Truck & Trailer Parts" means Truck & Trailer Parts, Inc., including the assets and business of DHP Leasing, Inc., (4) "Truckparts" means Truckparts, Inc., (5) "Tampa Brake" means the assets and business of Tampa Brake & Supply Co., Inc., (6) "Connecticut Driveshaft" means the assets and business of Connecticut Driveshaft, Inc., (7) "Associated" means Associated Brake Supply, Inc. and its subsidiaries, (8) "Tisco" means Tisco, Inc., including Tisco of Redding, Inc., (9) "Vantage Parts" means the assets and business of the Vantage Parts division of CNF Transportation Inc. and one of its subsidiaries, (10) "Active Gear" means Active Gear, L.L.C., (11) "Superior Truck" means Superior Truck & Auto Supply, Inc.,
(12) "Certified Powertrain" means some of the assets of the Certified Powertrain Specialist business of Certified Power, Inc., (13) "California Equipment" means the assets and business of California Equipment Company and California Equipment Co. of Sacramento, (14) "Wheels and Brakes" means Wheels and Brakes, Inc., including Specrite Brake Company, (15) "QDSP" means QDSP Holdings, Inc. and its subsidiaries, (16) "Southwest Virginia" means Southwest Virginia Truck Parts, Inc. and (17) "Oklahoma Truck" means Oklahoma Truck Supply Assoc., Inc..

        FleetPride's acquisitions are described below:


                                                                                Number of
                                                                                 Branch
        Company                        Acquisition Date     Region              Locations

City Truck                             May 1998             Southeast               17
Stone                                  June 1998            Mid-Atlantic            18
Truck & Trailer Parts                  September 1998       Southeast                7
Tampa Brake                            October 1998         Southeast                5
Connecticut Driveshaft                 November 1998        New England              6
Truckparts                             December 1998        New England              4
Associated                             January 1999         West                    22
Tisco                                  January 1999         West                     4
Active Gear                            April 1999           West                     2
Vantage Parts                          May 1999             National                 7
Superior Truck                         June 1999            New England              1
Certified Powertrain                   August 1999          Northeast                1
California Equipment                   August 1999          West                     6
QDSP                                   September 1999       National                63
Wheels & Brakes                        October 1999         Southeast               10
Southwest Virginia                     November 1999        Mid-Atlantic             1
Oklahoma Truck                         February 2000       Central                   3
                                                                                    ---
                                                                                   177
                                                                                   ===

     QDSP's acquisitions and the 63 branch locations identified above as QDSP branch locations are described below:

                                                                                Number of
                                                                                 Branch
        Company                           Acquisition Date  Region              Locations

    Fleetpride, Inc.                       July 1998        Northeast              8
    Sharkey Family Holdings, Inc. (d/b/a
       Universal Joint Sales Company)      July 1998        Northeast             11
    Truck City Parts, Inc.                 July 1998        Central/Mid-Atlantic   7
    Wheatley Truck Parts, Inc.             July 1998        Central                4
    Automotive Sales Company, Inc.         July 1998        Southwest              2
    Drivetrain Southwest, Inc.             July 1998        Southwest              4
    SLM Group, Inc.                        August 1998      Southcentral          14
    Holt Incorporated                      August 1998      Central                5
    City Spring Works, Inc.                August 1998      Central                3
    Clutch & Brake, Inc.                   March 1999       Northeast              2
    New England Truck & Auto
       Service, Inc.                       March 1999       Northeast              1
    TBS, Incorporated                      March 1999       Southwest              2
                                                                                ------
                                                                                  63
                                                                                ======


      We distribute parts to over 25,000 customers through 177 branch locations across 31 states.

      We purchase replacement parts for heavy duty vehicles from component manufacturers, inventory a broad selection of these parts and deliver them directly to customer locations from our branches or sell them "over-the-counter" to customers who visit our branches. Our 177 branch locations consist primarily of warehouse and service space, with a small retail selling space. A typical location averages 10,000 square feet. Our breadth of product inventory generally enables us to provide delivery customers with parts within 24 hours and to provide over-the-counter customers with parts immediately. We maintain a fleet of delivery vehicles that makes daily scheduled deliveries to customers, picks up used parts for remanufacture or repair and makes other delivery stops for special orders. By offering reliable and timely availability of a wide range of heavy duty vehicle parts, we allow our customers to reduce their investment in inventories and minimize lost productivity and other costs associated with vehicle and equipment downtime.

     We carry a comprehensive selection of heavy duty vehicle parts including braking, steering and suspension systems, transmissions, drivelines, axles, wheels and rims, hydraulic systems and engine components. Our customers use these parts for regular preventative maintenance, such as replacement of worn brake shoes and air and oil filters, and for repairs of damaged parts. To complement our parts distribution business, we provide our customers with value-added services, such as extensive remanufacturing capabilities and machine shop services. Our remanufacturing facilities allow us to offer our customers a timely and reliable source of high quality parts. We operate 30 facilities which reline brake shoes and 29 facilities which rebuild transmissions, rear axles and other components.

     We operate in one business segment, that being the distribution of heavy duty vehicle parts in the United States.

INDUSTRY OVERVIEW

     Industry sources estimate that the heavy duty vehicle parts and repair industry generated $17.0 billion in revenues in 1997. An industry source expects the market for replacement parts, which accounted for the majority of revenues in the overall heavy duty vehicle parts and repair industry, to grow 17.7% from 1997 to 2002. We believe growth in the heavy duty vehicle parts and repair industry and growth in market share for full-service independent distributors like us has been and will continue to be driven by the following primary factors:

     - Expanding fleet of heavy duty vehicles. The population of heavy duty vehicles increased from approximately 3.7 million in 1992 to approximately 4.1 million in 1999, a 10.8% increase, and is projected to reach 4.5 million by 2001.

     - Increased life expectancy of fleet vehicles. The life expectancy of the average fleet vehicle has grown 61.9% from 451,000 miles in 1978 to approximately 730,000 miles in recent years.

     - Increased total truck tonmiles driven annually. Annual truck tonmiles driven steadily increased from 1.6 trillion in 1989 to 2.3 trillion in 1999, a 43.8% increase.

     - Increased outsourcing of parts inventory management by fleet operators. We believe that heavy duty vehicle fleet operators are increasingly outsourcing parts inventory management and service work and concentrating supplier relationships in favor of a limited number of integrated single-source suppliers. We believe that full service independent distributors with a broad network of branch locations are well positioned to capitalize on this outsourcing trend.

     The independent heavy duty vehicle parts and repair industry is highly fragmented, and we believe it is in the early stages of consolidation. Most of the approximately 2,000 independent distributors and thousands of repair shops in the industry are small, owner-operated businesses with limited access to the capital required to develop and maintain a large volume and wide selection of inventory, provide a full line of product offerings, implement advanced management information systems and service national and regional accounts. We believe that the five largest heavy duty vehicle parts distributors currently account for less than 10% of all revenues generated in the heavy duty vehicle parts and repair industry.

COMPETITIVE STRENGTHS

     We benefit from the following competitive strengths:

     Ability to successfully execute our acquisition strategy. Since the combination of City Truck and Stone in June 1998, we have successfully identified, acquired and integrated 15 companies with 142 locations, forming the largest distributor of heavy duty vehicle parts in the United States based on both sales in the region and number of branch locations. The completed acquisitions have permitted us to eliminate duplicative costs and reduce overhead, expand product offerings and integrate regional sales activities.

     Proven ability to grow revenue and profits. On a combined basis, we and our predecessors have experienced strong same location sales growth averaging approximately 2.4% annually over the past five years and approximately 1.4% annually over the past two years. We have a strong record of successfully opening or acquiring 51 branch locations since 1993. These locations generated $110.0 million of 1999 sales.

     Purchasing leverage. We are a leading customer of virtually all major heavy duty vehicle replacement parts manufacturers. As a result of our purchasing volume and centralized purchasing programs, we believe that we purchase parts at a discount to industry averages.

     Established customer relationships. By emphasizing superior customer service, we have developed long-standing relationships with many of our customers. We are the leading distributor of heavy duty vehicle parts to local, regional and national fleet operators such as United Parcel Service of America, Inc., Consolidated Freightways Corporation, Con-Way Transportation Services and Penske Leasing, Inc. Our fleet customers depend on us for the timely availability of high quality heavy duty parts. As evidence of the strength of our customer relationships, we have served our top 10 customers for an average of 14 years.

     Superior inventory availability. Because of the significant costs associated with vehicle downtime, we believe that the availability of parts on a timely basis is the key component of quality service. We maintain a broad selection of inventory with over 20,000 discrete part numbers. In order to achieve high fill rates, we actively manage and track our inventory on a real-time basis. We believe that we are more likely than our competitors to have parts in stock when requested by our customers.

     Outstanding customer service. We believe that we have a leading reputation for providing high quality service based on more than 40 years of operations. We are committed to attracting new customers and retaining existing customers by:

     - offering numerous branch locations conveniently located near our major customers;

     -    providing a knowledgeable and responsive sales staff;

     -    ensuring timely delivery of products to our customers; and

     - providing a hassle-free warranty policy for all of the products we sell.

     Experienced management team. Our operating management has an average of 24 years of experience in the heavy duty vehicle parts and repair industry. Our management and sales staff have extensive knowledge of our markets and long-standing relationships with a broad range of customers and suppliers. We developed our management team by retaining key operating managers from our acquired companies and by recruiting our senior executives from outside the heavy duty vehicle parts industry. Management owns approximately 19% of our parent's outstanding equity.

     The negative factors relating to our competitive position in the heavy duty vehicle aftermarket parts industry include:

     - the industry is highly fragmented but is experiencing consolidation. Current and potential competitors may have financial, personnel and other resources substantially greater than ours to finance acquisition and development opportunities;

     - the industry consolidation may result in our competitors having lower overhead cost structures which may enable them to provide their parts and services at lower rates than us;

     - the industry is highly competitive based primarily on service, availability and quality of parts, geographic proximity and price;

     - original equipment manufacturers are in a position to offer incentives to heavy duty vehicle owners to return to their authorized dealerships for heavy duty vehicle parts and repair services, which could adversely affect our ability to compete; and

     - some owners of leased fleets may have sufficient leverage to purchase replacement parts directly from component manufacturers or to negotiate higher volume discounts from us.

BUSINESS STRATEGY

     Our strategic objective is to further grow our sales and profits by capitalizing on the continued growth and consolidation opportunities in the heavy duty vehicle parts and repair industry. Our business strategy is to:

     Become the largest national distributor of heavy duty vehicle parts. We intend to build a nationwide system of branch locations through acquisitions as well as the opening of new stores. As our customer base continues to consolidate, we believe that it is increasingly important to establish a national presence to serve our customers effectively. Smaller independent distributors may be unable to adequately supply larger fleets because they lack a broad network of branch locations to satisfy customer expectations for rapid delivery times, availability of a broad selection of parts, consistent pricing and a uniform warranty policy.

      Further reduce cost of products sold. We expect to further reduce our cost of products sold by:

     -    passing on our favorable vendor terms to acquired companies;

     - negotiating more favorable pricing and terms from our suppliers as our total volume of purchases increases through acquisitions and internal growth; and

     - sourcing remanufactured components from our facilities and thereby reducing purchases from outside remanufacturers.

     Develop distribution and operating efficiencies. We believe that we will be able to achieve distribution and operating efficiencies as we continue to add locations, including:

     - improved operating efficiency through regional management of individual branch locations and the closing of overlapping branch locations;

     - improved inventory management and enhanced customer service through the integration of newly acquired businesses into our information and logistics systems; and

     - reduced overhead costs by consolidating administrative functions such as marketing, insurance, employee benefits, accounting and risk management.

     Achieve benefits from combining complementary operations. We believe that we can obtain significant synergies from combining the operations of recently acquired businesses and future acquisitions, including:

     - sharing customer bases and broadening product offerings including cross-selling of parts not previously offered at many of our locations;

     - enhancing the efficiency of our remanufacturing operations by increasing capacity utilization and consolidating overlapping facilities; and

     - sharing "best practices" and operational expertise throughout our company.

     We expect our completed and pending acquisitions to generate a number of these benefits. For example, the acquisitions of Truck & Trailer Parts and Vantage Parts allow us to offer a broad selection of trailer parts throughout our system. In addition, the acquisition of Active Gear provides additional remanufacturing expertise and the opportunity to take advantage of facility consolidation opportunities in the Pacific Northwest.

     Expand relationships with national and regional fleet operators. We believe there are significant opportunities to expand our sales to national and regional fleet operators who are increasingly seeking to outsource their parts inventory management and service work to integrated single-source providers. With our broad network of branch locations, we believe we are one of the only distributors capable of effectively serving large national and regional fleets operating in the southeastern, western and New England regions of the United States.

OPERATIONS AND SERVICES

     Our 177 branch locations, which consist primarily of warehouse and service space with a small retail selling space, offer well-known national brand name and private label heavy duty vehicle replacement parts. If we do not have a specific part in stock at a particular location, our sales employee can utilize our information system at many of our locations to attempt to locate the requested product from another location. Our information system allows the sales employee to record the sale, reserve the part and request delivery. As a result of our inventory management programs, we believe we provide broad product availability on a timely basis which enhances customer satisfaction and loyalty.

     We also provide commercial vehicle parts installation and repair services in several locations. We employ mechanics and other technicians who repair vehicles using parts maintained in inventory. In addition, at 117 of our facilities we offer machine shop services to rebuild and repair damaged or used heavy duty vehicle parts for our customers, including some or all of: axles, transmissions, power steering and hydraulic and driveline components. We also operate 30 brake shoe remanufacturing facilities where approximately 160,000 brake shoes are remanufactured monthly. In addition, we remanufacture drivelines, hydraulic systems, transmissions and rear axles. We resell these parts, remanufactured to meet original specifications or specifications acceptable to the customer, at a lower price than new parts.

PRODUCTS

     We distribute replacement parts for substantially all heavy duty vehicle makes and models in service in the United States, including imported vehicles. Our extensive product line includes a wide selection of parts for braking, steering and suspension systems, transmissions, drivelines, axles, wheels and rims, hydraulic systems and engine components. The useful lives of parts range from those of high-mortality items such as brake shoes and drums, clutches, bearings, belts and hoses, which are generally replaced frequently, to those of transmissions, engines and drivelines, which generally have significantly longer useful lives. In addition to replacement parts, we distribute ancillary supply items such as oil, antifreeze, transmission, brake and power steering fluids, engine additives, protectants and waxes. We believe approximately 35% of our parts sales are attributable to the regular preventative maintenance of heavy duty vehicles as opposed to "as needed" repairs. We inventory over 150 component brands. We also offer remanufactured components, including remanufactured brake shoes under our own brand, which provide customers with a timely and reliable source of high quality parts.

CUSTOMERS

     We believe that our commitment to high quality customer service, consistent availability of parts and hassle-free warranty policy are the key elements to maintaining and continuing to build our diverse base of over 25,000 customers. Generally, our customers are located within 25 miles of a branch location. We service a large variety of local and regional government entities and businesses. Our customers include:

     - the local operations of companies with national and regional fleets, such as Waste Management, Inc., Browning-Ferris Industries, Inc., Dole Food, Inc., and Tyson Foods, Inc.;

     - companies with common carrier and rental fleets, including United Parcel Service of America, Inc. and Consolidated Freightways Corporation; and

     - government entities and utilities, including the North Carolina Department of Transportation and Alabama Power.

     We also distribute parts to independent repair shops, heavy duty vehicle dealerships authorized by original equipment manufacturers and other heavy duty vehicle owners and operators. No single customer accounted for more than 3% of our pro forma sales in 1999, and our top ten customers accounted for approximately 10% of our 1999 pro forma sales.

SUPPLIERS

     We purchase heavy duty vehicle parts from over 150 component manufacturers. Our five largest principal parts suppliers, Meritor Automotive, Inc., Euclid Industries, Inc., Federal-Mogul Corporation, Haldex Midland Corporation, Dana Corporation and Webb Wheel Products, Inc., represented less than 25% of our purchases in 1999. We frequently purchase comparable parts from multiple manufacturers to enable us to offer a broader selection of products to our customers. To maximize efficient distribution of our products, we strive to have suppliers deliver shipments directly to each of our branch locations. When that arrangement is not possible, we receive parts at our central warehouses and utilize our fleet of delivery vehicles to distribute the parts to each of the branch locations. We are not dependent on any one supplier and do not have a purchasing contract with any suppliers.

     We receive rebates on most parts we purchase. Until December 31, 1999, we purchased many products through HD America, Inc., the largest industry purchasing cooperative in the United States. We believe that we will be able to obtain additional volume discounts from component manufacturers on both parts historically purchased through HD America, Inc. and those purchased directly from the component manufacturers. We believe this purchasing advantage will improve as we add volume through internal growth and acquisitions.

SALES AND MARKETING

     We believe that our superior customer service and our consistent availability and quality of parts are critical elements in the sales process. Based on these factors, among others, we have been able to establish and maintain long-term relationships with existing customers as well as expand our market share through our sales and marketing efforts. We receive advertising and marketing allowances from component manufacturers which are based on our volume of purchases. In addition, we actively cooperate with our suppliers to design and implement effective marketing programs to promote our products.

     Our sales force is two-tiered: "inside" salespeople are responsible for maintaining customer relationships, receiving and soliciting individual over-the-counter orders at branch locations and responding to service and other inquiries by customers, while "outside" salespeople are primarily responsible for identifying new customers and soliciting new business. We believe that our experienced sales force has enabled us to maintain one of the largest customer bases in the heavy duty vehicle replacement parts industry in the United States.

COMPETITION

     We operate in a highly fragmented and competitive industry. Competition is based primarily on service, availability and quality of parts, geographic proximity and price. We compete with other heavy duty vehicle parts distributors, dealerships authorized by the original equipment manufacturers, independent repair shops and component manufacturers on a regional and local level. The heavy duty vehicle parts and repair industry has experienced consolidation, and we compete with other companies which may pursue a consolidation strategy. In addition, the members of the National Auto Parts Association comprise an affiliated network of locations that compete with us primarily for over-the-counter parts sales. We also compete with dealerships authorized by original equipment manufacturers, such as Freightliner Corporation, Mack Trucks, Inc., Navistar International Corporation and Paccar Inc. These dealerships sell replacement parts to customers who purchased vehicles from their dealerships, as well as, to other heavy duty vehicle owners and operators who purchase replacement parts in the aftermarket. We believe that our market leadership, significant purchasing leverage, superior customer service, parts availability and delivery capabilities provide us with a competitive advantage over other companies in the heavy duty vehicle parts and repair industry.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

     We are subject to a number of environmental laws. We are also subject to federal, state and local laws and regulations relating to workplace health and safety. In particular, our operations are subject to environmental laws governing waste disposal, air and water emissions, the handling of hazardous substances, workplace exposure and other matters. Stringent environmental laws govern the handling and disposal of chemicals and substances, such as solvents and lubricants, commonly used in some of our service and remanufacturing operations. In addition, some of our facilities operate, or have operated, above-ground and underground storage tanks for fuels and other substances which are subject to a variety of environmental laws. Currently, we are not party to any legal proceedings pursuant to applicable environmental laws and believe we are in material compliance with all applicable environmental laws.

MANAGEMENT INFORMATION SYSTEMS

     We operate integrated management information systems. We use these systems to purchase, monitor and allocate inventory on a real-time basis throughout our branch system and central warehouses. The systems enable us to effectively manage inventory costs and turnover rates. The systems include computerized order entry, sales analysis, inventory status, invoicing and payment. We employ systems to determine optimum branch location inventory levels based on usage rates, production statistics, technological advances and other factors. We intend to install a common management information system among all acquired businesses supported by Karmak, Inc., the leading designer of information systems specifically for the heavy duty vehicle replacement parts industry.

EMPLOYEES

     As of December 31, 1999, we employed 2,738 persons in management and administration, sales and marketing, warehousing and repair and service functions. To market heavy duty vehicle parts effectively, salespeople must have significant expertise regarding the various manufacturers and specifications of vehicle parts. We believe we maintain a competitive advantage over other parts distributors due to the high level of expertise of our sales force. None of our employees are party to collective bargaining agreements, and we benefit from good employee relations.

RECRUITING, TRAINING AND SAFETY

     We believe that recruiting and training high quality personnel is a major component of a successful operation. We have implemented a number of training programs and incentives to encourage the development of technical expertise by our sales and service personnel, which enables them to advise customers when vehicles need regular scheduled maintenance, recommend the appropriate products and instruct customers on parts use and installation.


ITEM 2. PROPERTIES

     We currently operate 177 facilities located throughout the United Sates and the United Kingdom. We own eight facilities located in Milford, Connecticut, South Windsor, Connecticut, Fresno, California, Phoenix, Arizona, Las Vegas, Nevada, Atlanta, Georgia, Corpus Christi, Texas and Klamath Falls, Oregon and lease 168 facilities throughout the United States. We also lease one facility located in the United Kingdom. Leases for 39, 24, 6, 43 and 22 facilities expire in 2000, 2001, 2002, 2003 and 2004, respectively. The remaining 34 leases expire on various dates through 2017. The average total warehouse and service space is approximately 10,000 square feet per location, which consists primarily of warehouse and service space, with a small retail selling space. Our facilities are used for sales, services, warehousing and administration.

      Our facilities are located in the following states:

            NUMBER OF                  NUMBER OF
  STATE    FACILITIES        STATE    FACILITIES
Alabama         11      New Mexico        3
Arizona          5      New York          7
California      27      North Carolina   10
Colorado         1      Ohio              1
Connecticut      9      Oklahoma          6
Florida         10      Oregon            4
Georgia         12      Pennsylvania      1
Illinois         1      South Carolina    4
Indiana          1      South Dakota      1
Kentucky         5      Tennessee         7
Massachusetts   10      Texas            12
Mississippi      1      Vermont           1
Missouri         1      Virginia          7
Nebraska         4      Washington        6
Nevada           3      West Virginia     4
New Hampshire    1

     Our corporate office is located in 7,000 square feet of office space in Deerfield, Illinois. In addition, we own the land on which the Gardena, California facility is located and property in Huntington Park, California which we lease to an unrelated third party.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are involved in legal proceedings relating to claims arising out of our operations. We do not believe that there are any pending or threatened legal proceedings that are reasonably likely to have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officers, listed as follows, are elected annually. There are no family relationships among them.

     John J. Greisch, 43, President, Chief Executive Officer and Director. Mr. Greisch has served as our President, Chief Executive Officer and as a director since joining us in June 1998. From May 1986 to December 1997, Mr. Greisch served in various positions at The Interlake Corporation, a global industrial equipment manufacturer with approximately $800 million in 1997 sales that was acquired by GKN plc in early 1999. Most recently, Mr. Greisch served as President of the Material Handling Group, Interlake's largest operating unit with approximately $475 million in 1997 sales, and before that he served as Vice President of Finance, Chief Financial Officer. Mr. Greisch is a Certified Public Accountant.

     John P. Miller, 42, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Miller has served as our Vice President of Finance, Chief Financial Officer and Secretary since joining us in June 1998 and our Treasurer since November 1999. From 1997 to June 1998, Mr. Miller served as Chief Financial Officer of Peapod, Inc., an internet-based grocery shopping service. From 1985 to 1997, Mr. Miller served in various positions at Interlake. Mr. Miller last served as Controller for Interlake, and before that he served as Vice President Finance for Interlake's Material Handling Group. Mr. Miller is a Certified Public Accountant.

     Anthony W. Cavalle, 44, Vice President Operations. Mr. Cavalle has served as Vice President Operations since joining us in October 1998. From 1997 to October 1998, Mr. Cavalle served as Executive Vice President Operations of Carstar, a franchiser and consolidator of collision service centers with approximately $250 million in 1998 sales. From 1981 to 1997, Mr. Cavalle served in various positions at Chief Auto Parts, an auto parts retailer and distributor with approximately $500 million in 1997 sales. Mr. Cavalle's most recent position at Chief Auto Parts was as Vice President Commercial and International Business and before that he served as Vice President Marketing.

     Gilbert Johnson, 53, Vice President and Chief Information Officer. Mr. Johnson has served as Vice President and Chief Information Officer since joining us in January 2000. From 1994 to January 2000, Mr. Johnson was the owner and President of Johnson Assoc. LLC, an information and professional services consulting business.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     There is no established trading market for our common stock. As of March 22, 2000, FleetPride Corporation was the only stockholder of record of our common stock.

     Prior to June 1998, we historically paid dividends and distributions to stockholders. However, no dividends have been paid since then and we do not anticipate that we will pay dividends in the foreseeable future. We intend to retain earnings, if any, to finance growth and for general corporate purposes. In addition, our credit facility includes restrictions on our ability to pay dividends.


ITEM 6. SELECTED FINANCIAL DATA.

     FleetPride Corporation is our parent company and has no separate operations. Its only asset is its investment in us and equity in our earnings recorded and it has no liabilities. FleetPride Corporation is contingently liable for its guarantee of our debt. Thus, our separate financial statements are not presented.

     The selected audited financial data of FleetPride Corporation and its subsidiaries for the years ended December 31, 1996, 1997, 1998 and 1999 set forth below are derived from the more detailed financial statements and related notes of FleetPride Corporation and its subsidiaries included elsewhere in this annual report. The unaudited financial data of FleetPride Corporation and subsidiaries for the year ended December 31, 1995 are derived from unaudited financial statements of FleetPride Corporation and its subsidiaries, which are prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of data. In addition, FleetPride Corporation and its subsidiaries operated throughout the periods presented as independent, privately owned entities, which influenced the historical level of owners' compensation and other expenses. Accordingly, the historical results of operations include (1) historical compensation expenses in excess of the current compensation levels to the former owners of FleetPride Corporation subsidiaries and divisions of those subsidiaries, (2) other private company expenses and (3) no accrual for federal income taxes before May 29, 1998. Therefore, the historical results discussed below do not represent FleetPride, Inc.'s results had FleetPride Corporation and its subsidiaries been combined and operated under common ownership during that period. The comparative financial data for 1995, 1996 and 1997 include only the combined operations of City Truck and its subsidiaries and affiliated companies. The 1998 and 1999 financial data also includes the operations of Stone, Truck & Trailer, Connecticut Driveshaft, Truckparts, Tampa Brake, Associated, Tisco, Active Gear, Superior Truck, Certified Power, California Equipment, QDSP, Wheels & Brakes and Southwest Virginia from their dates of acquisition. The financial data set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere in this report.

                                                                                          Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                         1995        1996         1997         1998         1999
                                                                      ---------   ---------    ---------    ---------    ---------
                                                                               (In thousands, except location and ratio data)
Income Statement Data:
       Sales                                                          $  50,063   $  52,609    $  57,837    $ 103,295    $ 358,363
       Cost of sales                                                     31,981      33,283       36,611       65,855      234,709
                                                                      ---------   ---------    ---------    ---------    ---------
       Gross profit                                                      18,082      19,326       21,226       37,440      123,654
       Selling, general and administrative expenses                      13,592      14,390       16,143       31,030       97,446
                                                                      ---------   ---------    ---------    ---------    ---------
       Income from operations                                             4,490       4,936        5,083        6,410       26,208
       Interest expense, net                                                 31         628          776        5,895       18,875
       Other (income) expense                                                 4         (40)         (58)         (86)          58
       Income tax expense (benefit)(1)                                       37          53           93         (687)       3,574
                                                                      ---------   ---------    ---------    ---------    ---------
       Income before extraordinary charge                                 4,418       4,295        4,272        1,288        3,701
       Extraordinary charge, net of taxes                                  --          --           --           --          1,510
                                                                      ---------   ---------    ---------    ---------    ---------
       Net income and comprehensive income                            $   4,418   $   4,295    $   4,272    $   1,288    $   2,191
                                                                      =========   =========    =========    =========    =========
Supplemental Pro Forma Income Data:
       Pro forma income taxes on income before extraordinary charge   $   1,773   $   1,731    $   1,737    $     239    $   3,574
       Pro forma extraordinary charge, net of taxes                        --          --           --           --          1,510
       Pro forma net income                                               2,682       2,617        2,628          362        2,191
Balance Sheet Data:
       Cash and cash equivalents                                      $     227   $     152    $     191    $   8,328    $   6,445
       Net working capital(2)                                            12,176      12,403       13,872       43,387      131,427
       Total assets                                                      26,145      28,915       33,203      163,924      477,674
       Total debt (including current maturities)                         11,898      13,184       13,056      118,361      221,250
       Stockholders' equity                                               7,580       9,593       12,018       16,474      190,878
Other Data:
       Capital expenditures(3)                                        $   1,234   $   4,301    $   1,627    $   1,668    $   4,069
       Number of locations                                                   15          16           17           57          177
       Ratio of earnings to fixed charges                                 15.1x        5.6x         5.1x         1.1x         1.2x


(1) FleetPride Corporation and its subsidiaries were comprised solely of sub-chapter 'S' corporations prior to the recapitalization in 1998.

(2)  Net working capital equals current assets less current liabilities.

(3) Capital expenditures for 1996 include $3.7 million related to the construction of City Truck's new corporate offices and distribution center in Birmingham, Alabama.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto. This report contains "forward-looking statements" which are identifiable by the use of forward-looking terms such as "may", "intend", "will", "expect", "anticipate", "estimate", "continue" or similar phrases. In particular, any statement concerning future opportunities, future operating results or the ability to generate future revenues, income or cash flow are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, expectations may not prove to be correct. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: our substantial debt, our ability to acquire and successfully integrate heavy duty vehicle parts businesses at reasonable prices, management's ability to meet the significant demands of growth, pricing pressure and competitive factors and economic factors in the trucking industry.

GENERAL

     FleetPride Corporation is our parent company and has no separate operations, assets, except its investment in us, or liabilities, except for its guarantee of our debt. FleetPride Corporation's historical financial statements are identical to ours except with respect to the accounts which comprise the stockholders' equity section of the balance sheet.

      The historical financial data prior to 1998 reflect only the financial results of City Truck. The historical financial data for the twelve months ended December 30, 1998 reflect the financial results of City Truck for the full period and the companies acquired in 1998 from the dates of their acquisition. The financial data for the twelve months ended December 30, 1999, includes results for the companies acquired in 1998 for the full periods and the following from the dates of acquisition:

      Company                                       Date of Acquisition
      -------                                       -------------------
      Associated                                    January 11, 1999
      Tisco                                         January 12, 1999
      Active Gear                                   April 20, 1999
      Vantage Parts                                 May 28, 1999
      Superior Truck                                June 7, 1999
      Certified Powertrain                          August 6, 1999
      California Equipment                          August 26, 1999
      QDSP                                          September 30, 1999
      Wheels & Brakes                               October 8, 1999
      Southwest Virginia                            November 19, 1999

      Accordingly, our historical financial results are not comparable to results for the twelve months ended December 31, 1999. Our financial statements do not include the results of Oklahoma Truck, which was acquired February 24, 2000.

HISTORICAL RESULTS OF OPERATIONS

                                                                        FISCAL YEAR
                                                                        -----------
                                                       1997                 1998                  1999
                                                -----------------    ------------------    ------------------
                                                  $          %          $          %          $          %
                                                ------     ------    -------     ------    -------     ------
Sales.......................................    $ 57.8     100.0%    $ 103.3     100.0%    $ 358.4     100.0%
Gross profit................................      21.2      36.7%       37.4      36.2%      123.7      34.5%
SG&A expenses...............................      16.1      27.9%       31.0      30.0%       97.5      27.2%
Income from operations......................       5.1       8.8%        6.4       6.2%       26.2       7.3%
Interest expense, net.......................       0.8       1.4%        5.9       5.7%       18.9       5.3%
Other income................................       0.1       0.2%        0.1       0.1%          -       0.0%
Income tax expense (benefit)................       0.1       0.2%       (0.7)      0.7%        3.6       1.0%
Income before extraordinary charge..........       4.3       7.4%        1.3       1.3%        3.7       1.0%
Extraordinary charge, net of taxes..........         -       0.0%          -       0.0%        1.5       0.4%
Supplemental pro forma income taxes.........       1.8       3.1%        0.2       0.2%        3.6       1.0%
Supplemental pro forma net income...........       2.6       4.5%        0.4       0.4%        2.2       0.6%


COMPARISON OF HISTORICAL RESULTS OF OPERATIONS

    FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998
      Sales. Sales for the twelve months ended December 31, 1999, increased to $358.4 million from $103.3 million for the same period in 1998, an increase of 247.0%. The majority of our sales growth has come from acquisitions completed in 1998 and 1999. Sales growth from existing businesses was driven by increased tonmiles driven.

      Gross profit. Gross profit increased to $123.7 million for the fiscal 1999 from $37.4 million in 1998, an increase of 230.7%, as a result of the acquisitions completed. As a percentage of sales, our gross profit decreased to 34.5% in 1999 from 36.2% in 1998. The lower margin reflects the impact of revenue from acquired companies with lower margins.

      SG&A expenses. SG&A expenses increased to $97.5 million in 1999 from $31.0 million in 1998, an increase of 214.5%. As a percentage of sales, SG&A expenses decreased to 27.2% in 1999 from 30.0% in 1998. The decrease in SG&A expenses as a percentage of sales is the result of cost containment measures which reduced expense growth, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales partially offset by acquired amortization of goodwill and intangibles relating to the acquired companies and corporate expenses.

      Income from operations. Income from operations increased to $26.2 million in 1999 from $6.4 million in 1998, an increase of 309.4%. As a percentage of sales, income from operations increased to 7.3% from 6.2%. The increase in income from operations as a percentage of sales is due primarily to the decrease in SG&A expenses as a percentage of sales as a result of cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales partially offset by lower gross margin from companies acquired, acquired amortization and corporate expenses.

      Interest expense, net. Interest expense increased to $18.9 million in 1999 from $5.9 million in 1998. The increase was the result of higher debt incurred to complete acquisitions in 1998 and 1999. Debt at September 30, 1999 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $46.5 million of borrowings under the revolving credit facility. Comparably, long term debt at September 30, 1998 was $100.0 million with cash and cash equivalents of $25.1 million.

      Income tax expense (benefit). Income tax expense was $3.6 million in 1999 compared to a benefit of $0.7 million for 1998. The 1999 expense was the result of income from acquired companies and our being taxed as a C corporation for the full year. Prior to June 1, 1998, we were taxed as an S corporation and as a result of the change to C corporation status, a net deferred tax asset of $15.1 million was created, of which $0.9 million has been credited to the income statement, creating the income tax benefit for 1998.

      Income before extraordinary charge. Net income before extraordinary charge of $3.7 million for 1999 increased from $1.3 million in 1998 due primarily to income from acquired companies and cost containment measures partially offset by acquired amortization, corporate expenses, higher interest expense and higher income tax expense as discussed above.

      Extraordinary charge, net of taxes. In connection with refinancing the prior credit facilities, we incurred a $1.5 million, net of taxes of $1.0 million, extraordinary loss for the write-off of deferred financing fees.

      Supplemental pro forma income taxes. Pro forma income taxes are $3.6 million in 1999 compared to pro forma income taxes of $0.2 million in 1998. The higher expense results from higher earnings due to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above.

      Supplemental pro forma net income. Pro forma net income increased to $2.2 million for 1999 from pro forma net income of $0.4 million in 1998 due primarily to income from acquired companies, cost containment measures, reductions in duplicate facilities and acquired companies with lower SG&A as a percent of sales discussed above, partially offset by an extraordinary loss for the write-off of deferred loan costs.

   FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

      Sales. Sales increased to $103.3 million in 1998 from $57.8 million in 1997, an increase of 78.7%. The overall sales growth is attributable to the acquisitions of Stone, Truck & Trailer, Tampa Brake, Connecticut Driveshaft and Truckparts, which combined contributed $39.7 million to 1998 sales. Excluding acquisitions, the sales increase was 10.0% which is attributable to the full year impact of the location opened in Jackson, Mississippi in May 1997 and an increase in sales at the Mobile, Alabama and Monroeville, Alabama locations due to targeted sales initiatives. Same location sales growth, only at City Truck, was 7.8% in 1998.

      Gross profit. Gross profit increased to $37.4 million in 1998 from $21.2 million in 1997, an increase of 76.4%. Excluding acquisitions, gross profit increased by 12.7% to $23.9. As a percentage of sales, our gross profit decreased to 36.2% in 1998 from 36.7% in 1997 reflecting the impact of revenue from acquired businesses with lower margins. Excluding acquisitions, margins increased to 37.6% due to higher vendor rebates.

      SG&A expenses. SG&A expenses increased to $31.0 million in 1998 from $16.1 million in 1997, an increase of 92.5%. As a percentage of sales, SG&A expenses increased to 30.0% in 1998 from 27.9% in 1997. The increase in SG&A expenses as a percentage of sales is primarily the result of acquisition related amortization expense, primarily goodwill and incremental overhead resulting from establishing a corporate staff and corporate office. Excluding acquired amortization and corporate expenses, SG&A as a percent of sales decreased to 27.2% due to an increase in sales without a similar increase in SG&A which includes overhead and other fixed expenses.

      Income from operations. Income from operations increased to $6.4 million in 1998 from $5.1 million in 1997, an increase of 25.5%. As a percentage of sales, income from operations decreased to 6.2% from 8.8%. The decrease in income from operations as a percentage of sales is primarily due to higher SG&A expenses as a percent of sales. Excluding amortization and corporate expenses, income from operations as a percentage of sales increased to 9.0%.

      Interest expense. Interest expense increased to $5.9 million in 1998 from $0.8 million in 1997, due to the $100.0 million of senior subordinated notes we issued and increased borrowing under our revolving credit facility, primarily to finance acquisitions completed in 1998.

      Income tax expense (benefit). We recorded an income tax benefit of $0.7 million in 1998 compared to an expense of $0.1 million in 1997. Prior to June 1, 1998, we were taxed as an S corporation and as a result of the change to C corporation status, a net deferred tax asset of $15.1 million was created, of which $887 has been credited to the income statement, creating the income tax benefit. The remainder, $14.2 million, has been credited to paid-in capital.

      Net income. Net income decreased to $1.3 million in 1998 from $4.3 million in 1997, a decrease of 69.8%. The decrease is due primarily to the factors discussed above.

      Supplemental pro forma income taxes. Pro forma income taxes were $0.2 million in 1998 compared to pro forma income taxes of $1.8 million in 1997. The lower expense results from lower earnings due to lower margin companies acquired, acquired amortization, corporate expenses and higher interest expense as discussed above.

      Supplemental pro forma net income. Pro forma net income decreased to $0.4 million in 1998 from pro forma net income of $2.6 million in 1997 primarily due to lower margin companies acquired, acquired amortization, corporate expenses and higher interest expense as discussed above.

PRO FORMA RESULTS OF OPERATIONS

      The unaudited pro forma summarized financial information presented below was derived by applying pro forma consolidated adjustments to our historical financial statements, after giving effect to:

      -  the recapitalization of City Truck;

      - the acquisitions of Stone, Truck & Trailer Parts, Tampa Brake, Connecticut Driveshaft, Truckparts, Tisco, Associated, Active Gear, Vantage Parts, Superior Truck, Certified Powertrain, California Equipment, QDSP, Wheels and Brakes and Southwest Virginia.

      - the effect of refinancing the credit agreement which provides a term loan of $75.0 million and a revolving line of credit up to $150.0 million and the issuance of $100.0 million in senior subordinated notes; and

      - the June 1998 private equity offering, the January 1999 private equity offering which was fully funded in April 1999 and the September 30, 1999 private equity offering funded in connection with the QDSP merger.

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

                                                   PRO FORMA
                                         TWELVE MONTHS ENDED DECEMBER 31,
                                   --------------------------------------------
                                           1998                   1999
                                   --------------------    --------------------
                                       $           %          $            %
                                   --------     -------    --------      ------
Sales ..........................   $  545.6      100.0%    $  553.9      100.0%
Gross profit ...................      176.3       32.3%       185.6       33.5%
SG&A expenses ..................      142.5       26.1%       151.6       27.4%
Income from operations .........       33.8        6.2%        34.0        6.1%
Interest expense, net ..........       21.1        3.9%        21.6        3.9%
Other income ...................        0.4        0.1%         0.6        0.1%
Income tax expense .............        5.8        1.1%         5.8        1.0%
Net Income .....................        7.3        1.3%         7.2        1.3%

      The pro forma financial data are subject to numerous assumptions and estimates which are subject to change and, in many cases, are beyond our control. The pro forma financial data may not be indicative of the operating results or financial position we would have achieved had we consummated the events described above. You should not construe this data as representative of our future operating results or financial position. The pro forma information presented above and discussed below has not been derived pursuant to APB 16.

COMPARISON OF PRO FORMA RESULTS OF OPERATIONS

    PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1998

      Sales. Pro forma sales were $553.9 for the twelve months ended December 31, 1999 compared to $545.6 in 1998, a 1.5% increase. Sales growth slowed during 1999 due to a lower rate of growth in tonnage carried and miles driven which has affected demand in the heavy duty parts aftermarket. Sales for the southwest decreased 1.3% mainly due to low demand from the oil and mining industries.

      Gross profit. Pro forma gross profit for the twelve months ended December 31, 1999 increased to $185.6 million from $176.3 million in 1998, an increase of 5.3%. As a percentage of sales, the Company's gross profit increased to 33.5% in 1999 from 32.3% in 1998. The improved margin reflects the impact of lower product costs.

      SG&A expenses. Pro forma SG&A expenses for 1999 increased to $151.6 million or 6.4% from $142.5 million in 1998. As a percentage of sales, SG&A expenses increased to 27.4% in 1999 from 26.1% in 1998. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and corporate office. Excluding corporate expenses, SG&A as a percent of sales for 1999 was 24.6%.

      Income from operations. Pro forma income from operations increased to $34.0 million in 1999 from $33.8 million in 1998, an increase of 0.6%. As a percentage of sales, income from operations decreased slightly 6.1% from 6.2%. Improved gross profit margins were offset by increased corporate expenses as discussed above. Excluding corporate expenses, income from operations increased by 12.8%.

      Interest expense. Pro forma interest expense increased to $21.6 million in 1999 from $21.1 million in 1998. The higher pro forma interest expense was due to an increase in average outstanding borrowings used to complete acquisitions.

      Net Income. Pro forma net income increased to $7.2 million in the twelve months ended December 31, 1999 from $7.3 million in 1998 due primarily to improved gross profit margins off set by higher SG&A, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically used internal cash flow from operations to fund our working capital requirements, capital expenditures and new branch locations. Capital expenditure requirements have been relatively low historically and were $4.1 million the twelve months ended December 31, 1999. Also, we do not anticipate that we will pay dividends for the foreseeable future.

      In January 1999, we secured $52.5 million of commitments in a private equity offering consisting of series A preferred stock and common stock of FleetPride Corporation. Brentwood committed $15.0 million and other investors committed $37.5 million. In January 1999, we received $10.5 million of the equity to partially finance the acquisitions of Associated and Tisco and borrowed $49.3 million under the revolving credit facility to finance the balance and an additional $4.0 million for working capital. In April 1999, we received the remaining equity commitments of $42.0 million which we used to finance the Vantage Parts, Active Gear and Superior Truck acquisitions and for general corporate purposes.

      On September 30, 1999, our $85.0 million revolving credit facility was replaced by a new $225.0 million senior secured credit facility. The new facility is in the form of a five-year $150.0 million revolving credit facility and a five-year $75.0 million term loan. We used the term loan and a portion of the $150.0 million revolving credit facility to refinance existing bank indebtedness, to pay fees and expenses related to the QDSP merger, to fund the acquisition of Wheels and Brakes and for general corporate purposes. The term loan matures in consecutive quarterly installments of $250 thousand and the first installment payment was made on December 30, 1999. On December 31, 1999, $46.5 million was outstanding under our $150.0 million revolving credit facility. We intend to use the remaining portion of our $150.0 million revolving credit facility for general corporate purposes, including acquisitions. The effective rate of interest on our term loan and revolving credit facility as of December 31, 1999 was approximately 9.2% per year.

      Upon consummation of our merger with QDSP and after giving effect to the additional issuance of common and preferred stock for cash, holders of existing QDSP common and preferred stock received consideration, in the form of common and preferred stock of Holdings, valued at $72.5 million in the aggregate. In connection with the merger, Aurora and Brentwood made a combined cash equity contribution of $40.0 million to FleetPride Corporation.

      We expect to fund our working capital needs, capital expenditures and future acquisitions through availability under our credit facility, future issuances of debt or equity securities and cash flow generated from operations. However, our ability to execute our growth strategy and to make scheduled payments of interest or principal or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

EFFECT OF INFLATION

      Inflation has not had a significant effect on our results of operations in recent years. Our selling, general and administrative expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures.

      Many of our customers have a reduced number of working days in the fourth quarter resulting from public holidays. As a result, we have lower sales in that quarter than in the other quarters. With the exception of the fourth quarter, our operations are generally not affected by seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      We are exposed to market risk primarily from interest rates. We are actively involved in monitoring our exposure to market risks and continue to develop and utilize appropriate risk management techniques. Accordingly, we may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. We do not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates. The sensitivity analysis below, which hypothetically illustrate our potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analysis presented does not consider any additional actions we might take to mitigate our exposure to such a change. The market change, assumed to occur as of December 31, 1999, includes a 100 basis point change in market interest rates. The hypothetical change and assumptions may be different from what actually occurs in the future.

      As of December 31, 1999, we had no derivative financial instruments to manage interest rate risk. Accordingly, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 1999, approximately 54.8% of our long-term obligations were floating rate obligations. The detrimental effect on our earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $1.2 million before income taxes. This effect is primarily due to the floating rate borrowing under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of FleetPride Corporation and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of FleetPride Corporation and its subsidiaries ("FleetPride") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of FleetPride's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2000

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 1998 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                    1998         1999
                                                                  --------     --------
 ASSETS

 Current assets:
  Cash and cash equivalents                                       $  8,328     $  6,445
  Trade accounts receivable, less allowance for doubtful
      accounts of $1,149 and $1,727 in 1998 and 1999                18,099       64,344
  Inventories, net                                                  41,453      113,585
  Prepaid expenses                                                      61        2,090
  Deferred tax asset                                                 2,588        4,581
  Current portion of patronage dividend receivable                   2,108        5,928
                                                                  --------     --------
          Total current assets                                      72,637      196,973
 Property, plant and equipment, net                                 13,613       27,390
 Deferred financing fees                                             5,424       13,802
 Goodwill and other intangibles                                     55,496      222,689
 Deferred tax asset                                                 12,516       11,245
 Other assets                                                        4,238        5,575
                                                                  --------     --------
          Total assets                                            $163,924     $477,674
                                                                  ========     ========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts payable                                                $ 14,105     $ 37,861
  Accrued interest                                                   5,217        7,410
  Accrued liabilities relating to the acquisitions                   2,279        4,793
  Accrued liabilities                                                7,649       15,482
                                                                  --------     --------
          Total current liabilities                                 29,250       65,546
 Line of credit                                                     18,200      121,250
 Long-term debt                                                    100,000      100,000
                                                                  --------     --------
          Total liabilities                                        147,450      286,796
 Stockholders' equity:
  Preferred Stock, liquidation value $100, par value $.01
     per share (Series A outstanding: 881,420 in 1999 and
     435,750 in 1998,  Series B outstanding: 779,940 in 1999
     and 0 in 1998, Series C outstanding: 1 in 1999 and 0 in
     1998 and Series D outstanding: 1 in 1999 and 0 in 1998)        43,575      170,259
  Common stock, par value $.01 per share (outstanding:
      393,664 in 1999 and 108,834 in 1998)                               1            4
  Additional paid-in capital                                        14,325       60,266
  Employee notes receivable                                              -         (415)
  Retained earnings (deficit)                                      (41,427)     (39,236)
                                                                  --------     --------
          Total stockholders' equity                                16,474      190,878
                                                                  --------     --------
          Total liabilities & stockholders' equity                $163,924     $477,674
                                                                  ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           1997        1998         1999
                                                                         -------     --------     --------
 Net sales                                                               $57,837     $103,295     $358,363
 Cost of sales                                                            36,611       65,855      234,709
                                                                         -------     --------     --------
 Gross profit                                                             21,226       37,440      123,654
 Selling general & administrative expenses                                16,143       31,030       97,446
                                                                         -------     --------     --------
          Operating income                                                 5,083        6,410       26,208
Other (income) / expense
  Interest expense                                                           841        6,519       19,406
  Interest (income)                                                          (65)        (624)        (531)
  Other expense / (income)                                                   (58)         (86)          58
                                                                         -------     --------     --------
 Income before income taxes and extraordinary charge                       4,365          601        7,275
 Income tax expense (benefit)                                                 93         (687)       3,574
                                                                         -------     --------     --------
 Income before extraordinary charge                                        4,272        1,288        3,701
 Extraordinary charge, net of taxes                                            -            -        1,510
                                                                         -------     --------     --------
 Net income  and comprehensive income                                    $ 4,272     $  1,288     $  2,191
                                                                         =======     ========     ========

Supplemental pro forma income data:
  Pro forma income taxes on income before extraordinary charge           $ 1,737     $    239     $  3,574
  Extraordinary charge, net of taxes                                         -            -          1,510
                                                                         -------     --------     --------
  Pro forma net income                                                   $ 2,628     $    362     $  2,191
                                                                         =======     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                                            FleetPride, Inc.       FleetPride
                                                  FleetPride, Inc.     FleetPride, Inc.         Series B           Corporation
                                                    Common Stock      Bridge Securities     Preferred Stock        Common Stock
                                                 -----------------    -----------------    -----------------     ----------------
                                                  Par      Paid In     Par      Paid In     Par      Paid In      Par     Paid In
                                                 Value     Capital    Value     Capital    Value     Capital     Value    Capital
                                                 -----    --------    -----     -------    -----     -------     -----   --------
Balance at January 1, 1997                       $   2    $   493     $ -       $  -       $  -      $   -       $-      $    -
Net Income and Comprehensive Income
Capital Contribution                                           25
Distribution to Owners
                                                 -----    --------    -----     -------    -----     -------     -----   --------
 Balance at December 31, 1997                        2        518       -          -          -          -        -           -
Distribution to Owners
Stock Repurchase of FleetPride, Inc.
Recapitalization                                    (1)      (462)                              3     24,940
Recapitalization Fees and Other
Creation of deferred tax
  asset for intangibles                                    14,217
Issuance of Bridge Securities                                           -        6,000
Repayment of Bridge Securities                                          -       (6,000)
Issuance of FleetPride, Inc. for
  Acquisition of Stone Heavy Duty                               7                             -        2,993
Issuance of FleetPride, Inc.                                   30                               1     10,300
Formation and Issuance of FleetPride
  Corporation stock                                 (1)   (14,310)                             (4)   (38,233)       1      14,310
Issuance of FleetPride Corporation
  stock for Truck and Trailer
  Trailer Acquisition                                                                                             -             7
Issuance of FleetPride Corporation
  stock for Truckparts Acquisition                                                                                -             5
Issuance of FleetPride Corporation
  stock                                                                                                           -             3
Net Income and Comprehensive Income
                                                 -----    --------    -----     -------    -----     -------     -----   --------
 Balance at December 31, 1998                      -          -         -          -          -          -          1      14,325
Issuance of FleetPride Corporation
  stock for Associated Truck Parts
  Acquisition                                                                                                     -            11
Issuance of FleetPride Corporation
  stock for Tisco Acquisition                                                                                     -             2
Issuance of FleetPride Corporation stock                                                                            1      15,145
Issuance of FleetPride Corporation
  stock for Active Gear Acquisition                                                                               -           281
Issuance of FleetPride Corporation
  stock for Superior Truck & Auto
  Supply Acquisition                                                                                              -            84
Issuance of FleetPride Corporation
  stock for QDSP Acquisition                                                                                        1      19,606
Issuance of FleetPride Corporation
  stock in conjunction with QDSP Acquisition                                                                        1      10,812
Net Income and Comprehensive Income
                                                 -----    --------    -----     -------    -----     -------     -----   --------
Balance at December 31, 1999                     $ -      $   -       $ -       $  -       $  -      $   -       $  4    $ 60,266
                                                 =====    ========    =====     =======    =====     =======     =====   ========

                                                  FleetPride        FleetPride
                                                  Corporation       Corporation
                                                   Series A          Series B
                                                Preferred Stock   Preferred Stock    FleetPride,
                                               ----------------   ----------------       Inc.    Employee   Retained      Total
                                                 Par    Paid In    Par     Paid In     Treasury   Notes      Earnings  Shareholders'
                                                Value   Capital   Value    Capital      Stock    Receivable (Deficit)     Equity
                                                -----   -------   -----    -------   ----------- ---------- ---------  -------------
Balance at January 1, 1997                      $-      $   -     $-       $   -     $    (810)   $   -      $  9,908   $    9,593
Net Income and Comprehensive Income                                                                             4,272        4,272
Capital Contribution                                                                                                            25
Distribution to Owners                                                                                         (1,872)      (1,872)
                                                -----   -------   -----    -------   ----------- --------   ---------  -------------
 Balance at December 31, 1997                    -          -      -           -          (810)       -        12,308       12,018
Distribution to Owners                                                                                         (1,390)      (1,390)
Stock Repurchase of FleetPride, Inc.                                                   (25,821)                            (25,821)
Recapitalization                                                                        26,631                (51,111)         -
Recapitalization Fees and Other                                                                                (2,522)      (2,522)
Creation of deferred tax
  asset for intangibles                                                                                                     14,217
Issuance of Bridge Securities                                                                                                6,000
Repayment of Bridge Securities                                                                                              (6,000)
Issuance of FleetPride, Inc. for
  Acquisition of Stone Heavy Duty                                                                                            3,000
Issuance of FleetPride, Inc.                                                                                                10,331
Formation and Issuance of FleetPride
  Corporation stock                                4     38,233                                                                -
Issuance of FleetPride Corporation
  stock for Truck and Trailer
  Trailer Acquisition                            -        2,993                                                              3,000
Issuance of FleetPride Corporation
  stock for Truckparts Acquisition               -        1,995                                                              2,000
Issuance of FleetPride Corporation
  stock                                          -          350                                                                353
Net Income and Comprehensive Income                                                                             1,288        1,288
                                                -----   -------   -----    -------   ----------- --------   ---------  -------------
 Balance at December 31, 1998                      4     43,571    -           -           -          -       (41,427)      16,474
Issuance of FleetPride Corporation
  stock for Associated Truck Parts
  Acquisition                                      1      4,988                                                              5,000
Issuance of FleetPride Corporation
  stock for Tisco Acquisition                    -          748                                                                750
Issuance of FleetPride Corporation stock           4     37,891                                      (415)                  52,626
Issuance of FleetPride Corporation
  stock for Active Gear Acquisition              -          719                                                              1,000
Issuance of FleetPride Corporation
  stock for Superior Truck & Auto
  Supply Acquisition                             -          216                                                                300
Issuance of FleetPride Corporation
  stock for QDSP Acquisition                                         5      52,924                                          72,536
Issuance of FleetPride Corporation
  stock in conjunction with QDSP Acquisition                         3      29,185                                          40,001
Net Income and Comprehensive Income                                                                             2,191        2,191
                                                -----   -------   -----    -------   ----------- --------   ---------  -------------
Balance at December 31, 1999                    $  9    $88,133   $  8     $82,109   $     -      $  (415)   $(39,236)  $  190,878
                                                =====   =======   =====    =======   =========== ========   =========  =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 1997        1998         1999
                                                                                               -------     --------     --------
 Operating activities:
  Income before extraordinary charge                                                           $ 4,272     $  1,288     $  3,701
  Extraordinary charge, net of taxes                                                                 -            -        1,510
                                                                                               -------     --------     --------
  Net income                                                                                     4,272        1,288        2,191
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                               1,187        1,752        3,104
      Amortization                                                                                  54          863        4,890
      Deferred tax expense (benefit)                                                                 -         (887)       1,704
      (Gain) on sale of property and equipment                                                     (58)         (86)         (58)
      Changes in operating assets and liabilities:
               Accounts receivable                                                                (910)          40       (5,745)
               Patronage dividend receivable                                                      (387)        (868)      (3,820)
               Inventories                                                                      (2,285)      (1,366)      (3,700)
               Prepaid expenses                                                                   (348)         564        8,618
               Other assets                                                                         28         (721)       1,998
               Deferred tax asset                                                                    -          887       (2,426)
               Accounts payable                                                                   (499)      (1,634)       3,048
               Accrued liabilities                                                                  77        7,113      (12,233)
                                                                                               -------     --------     --------
                    Net cash provided by operating activities                                    1,131        6,945       (2,429)
 Investing activities:
  Acquisition of property and equipment                                                         (1,627)      (1,668)      (4,069)
  Proceeds from sale of property and equipment                                                      98          116            -
  Acquisitions, net of cash acquired                                                                 -      (74,527)    (122,582)
                                                                                               -------     --------     --------
                    Net cash used by investing activities                                       (1,529)     (76,079)    (126,651)
 Financing activities:
  Short term borrowings                                                                          2,412       (4,716)           -
  Proceeds of revolving line of credit                                                          10,680            -      142,000
  Payments of  revolving line of credit                                                        (10,503)        (677)    (126,828)
  Proceeds on term loan (net of fees)                                                                -       68,481       69,493
  Payments on term loan                                                                              -      (51,993)     (46,365)
  Principal payment of long-term debt                                                             (455)     (10,802)           -
  Proceeds from issuance of long-term debt (net of fees)                                           150       95,931            -
  Payment of bond consent and fees                                                                   -            -       (3,730)
  Payments for stock repurchase                                                                      -      (25,821)           -
  Payments of recapitalization fees                                                                  -       (2,522)           -
  Proceeds from issuance of  Preferred Stock                                                         -       10,651       66,668
  Proceeds from issuance of  Common Stock                                                            -           33       25,959
  Distribution to owners                                                                        (1,872)      (1,294)           -
  Contribution to stockholders' equity                                                              25            -            -
                                                                                               -------     --------     --------
                    Net cash provided by financing activities                                      437       77,271      127,197
                                                                                               -------     --------     --------
 Increase (decrease) in cash and cash equivalents                                                   39        8,137       (1,883)
 Cash and cash equivalents at beginning of year                                                    152          191        8,328
                                                                                               -------     --------     --------
 Cash and cash equivalents at end of year                                                      $   191     $  8,328     $  6,445
                                                                                               =======     ========     ========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                                        $   841     $  1,214     $  9,470
 Cash paid for income taxes                                                                         77          273          473
Details of Acquisitions
 Fair value of assets and liabilities acquired                                                 $     -     $ 83,226     $208,115
 Less equity payments                                                                                -        8,000       79,586
                                                                                               -------     --------     --------
 Cash paid                                                                                           -       75,226      128,529
 Less cash acquired                                                                                  -          699        5,947
                                                                                               -------     --------     --------
         Net cash paid for acquisitions                                                        $     -     $ 74,527     $122,582
                                                                                               =======     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for FleetPride Corporation, formerly City Truck Holdings, Inc., and its subsidiaries ("FleetPride") are presented on the basis of accounting principles that are generally accepted in the United States. All professional standards that are effective as of December 31, 1999 have been taken into consideration in preparing the financial statements. At December 31, 1998, the consolidated financial statements for City Truck Holdings, Inc. include its wholly owned subsidiary HDA Parts System, Inc., whose operations include Stone Heavy Duty, Truck and Trailer Parts, Inc., Connecticut Driveshaft, Truckparts, Inc., and Tampa Brake and Supply Co. since their dates of acquisition. At December 31, 1999, the consolidated financial statements for FleetPride Corporation include its wholly owned subsidiary FleetPride, Inc., formerly HDA Parts System, Inc., whose operations include, in addition to the subsidiaries and divisions listed above, Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc., Tisco of Redding, Inc., Vantage Parts, Active Gear, L.L.C., Superior Truck and Auto Supply, Inc., Certified Powertrain, California Equipment Company, California Equipment Co. of Sacramento, QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc. and Southwest Virginia Truck Parts, Inc.


Description of the Companies

As of May 29, 1998, City Truck and Trailer Parts of Tennessee, Inc., City Truck and Trailer Parts of Alabama, Inc., City Truck and Trailer Parts of Alabama, L.L.C., and City Friction, Inc. were merged into City Truck and Trailer Parts, Inc., an Alabama corporation. All of these companies were under common control. The stockholders of City Truck and Trailer Parts of Tennessee, Inc., City Truck and Trailer Parts of Alabama, Inc. and City Friction, Inc. converted their shares into 498 shares of common stock of City Truck and Trailer Parts, Inc., such that these three companies became wholly owned subsidiaries of City Truck and Trailer Parts, Inc. The members of City Truck and Trailer Parts of Alabama, L.L.C. contributed all of their equity interest to City Truck and Trailer Parts, Inc. in exchange for 30 shares of common stock in City Truck and Trailer Parts, Inc. and as a result became a wholly owned subsidiary. The transaction has been accounted for in a manner similar to a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated and combined financial statements presented have been restated to include the combined results of operations, financial position and cash flows of these companies as though they had always been a part of City Truck and Trailer Parts, Inc. These companies previously followed consistent accounting policies and there were no adjustments to the book value of their assets and liabilities.

City Transportation, Inc., at net book value $94, previously a wholly owned subsidiary of City Truck and Trailer Parts, Inc., was retained by the prior owners of City Truck and Trailer Parts, Inc. This has been accounted for as a dividend distribution at net book value on the statement of stockholders' equity as a distribution to owners.

The following transactions outline the chronology of the formation of FleetPride.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1 -ACCOUNTING POLICIES, CONTINUED

On June 1, 1998, BABF City Corp. purchased 80% of the outstanding capital stock of City Truck and Trailer Parts, Inc. At December 31, 1999 this interest had decreased to 37.5% as a result of various capital transactions.

On June 1, 1998, City Truck and Trailer Parts, Inc. issued $6.0 million of redeemable, non-convertible, non-voting preferred stock (the "Bridge Securities"). In July, 1998, the Bridge Securities were redeemed.

On June 19, 1998, City Truck and Trailer Parts, Inc. converted its 457 shares of existing $1 par common stock into 57,227 shares of $0.01 par value common stock and 249,427 shares of $0.01 par 6% preferred stock.

On July 8, 1998, City Truck and Trailer Parts, Inc. was renamed HDA Parts System Inc.

On September 30, 1998, City Truck Holdings, Inc., a Delaware corporation, was formed by the share for share exchange of stock in HDA Parts System, Inc. for stock in City Truck Holdings, Inc. City Truck Holdings, Inc. is a holding company which has no operations or debt, except for its guarantee of HDA Parts System, Inc.'s debt.

On November 19, 1999, City Truck Holdings, Inc. changed its name to FleetPride Corporation. On December 1, 1999, HDA Parts System, Inc. changed its name to FleetPride, Inc.

All of the above name changes have been reflected elsewhere in the financial statements.


Nature of Operations


FleetPride distributes a full line of nationally recognized brand name heavy duty vehicle parts, as well as a private brand assortment operating 177 branch locations in 31 states throughout the United States. The comprehensive selection of parts includes braking, steering and suspension systems, transmissions, drivelines, axles, wheels and rims, hydraulic systems and engine components. Replacement parts for heavy duty vehicles are purchased from component manufacturers, inventoried and delivered directly to customer locations from the branches or sold "over-the-counter" to customers who visit the branches. The 177 branch locations consist primarily of warehouse and service space, with a small retail selling space. In addition, FleetPride offers in-house re-manufactured products such as brake shoes, transmissions, rear axles and driveline components. Truck and trailer repair services also are offered at a number of locations.

Principles of Consolidation

The consolidated financial statements include the accounts of FleetPride and all subsidiary companies. All material intercompany transactions have been eliminated in consolidation.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1 -ACCOUNTING POLICIES,  CONTINUED

Segment Information

Based on the criteria outlined in SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", FleetPride has determined that it operates in one business segment, that being the distribution of heavy duty vehicle parts in the United States. Thus, all information required by SFAS No. 131 is included in FleetPride's financial statements. No single customer represented more than 10% of the FleetPride's total sales.



Use of Estimates

The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less from the date of purchase.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either the first-in, first-out (FIFO) or average-costs basis.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation and amortization. FleetPride provides for depreciation and amortization of property and equipment using the straight-line method over the following estimated useful lives:

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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES, CONTINUED

When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.


Goodwill and Other Intangibles

Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in a business and is presented net of accumulated amortization. Amortization of goodwill is recorded on a straight line basis over 40 years. Other intangibles are amortized over the useful lives of these assets which range from 5 to 9 years. When facts and circumstances indicate impairment, FleetPride reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows.


Long-Lived Assets

FleetPride evaluates its long-lived assets (including goodwill) on an ongoing basis. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may be impaired. Whether assets to be held and used are impaired is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the loss recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

Revenue Recognition

Revenue is recognized when products are shipped. Sales for core parts are recorded net of exchanges and "core" credits. Cores, which are reusable components of originally purchased parts, may be exchanged for credit at the time of a sale or within a specified period. Returned cores are either returned to the vendor for credit or remanufactured.

Preopening Expense

Expenses associated with the opening of new branch locations are expensed in the period such costs are incurred.

Income Taxes

Prior to the recapitalization on May 29, 1998, with the exception of Truck Parts, Inc., each of the companies included within these financial statements, with the consent of its shareholders and members, had elected under the Internal Revenue Code to be taxed as an S Corporation or a limited liability company. In lieu of corporate income taxes, the stockholders of an S corporation and the members of a limited liability company are taxed on their proportionate share of FleetPride's taxable income. Therefore, no provision or liability for federal income taxes had been included in the financial statements for 1997 and through May 28, 1998. For comparison purposes, a supplemental pro forma income tax is calculated for the periods prior to FleetPride being a C corporation. Supplemental pro-forma net income included on the income statement is calculated by applying an income tax rate of 39.8%, 39.8% and 44.6% in 1997, 1998 and 1999, respectively, to the historical income before taxes.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES, CONTINUED

Concurrent with the recapitalization, FleetPride elected to be taxed as a C corporation and is subject to income taxes on its profits in 1998. FleetPride then set up a deferred tax asset of $15,104, increasing paid in capital by $14,217, and recognized $887 net income. FleetPride applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.


Deferred Financing Costs

In connection with establishing a revolving credit facility in September, 1999 and the private placement of debt in July 1998, FleetPride incurred various financing costs which have been deferred on FleetPride's balance sheet and are being amortized over the terms of the agreements.

Stock Based Compensation

FleetPride has elected to follow the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" only and continues to account for stock based compensation under the basis of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Reclassifications

Certain amounts for the year ended December 31, 1998, were reclassified to conform to the current year presentation. There was no impact on net income or stockholders equity.


NOTE 2 - INVENTORIES

Inventories consisted of the following at December 31:

                                               1998            1999
                                           -----------     ------------
              Parts inventory              $    35,959     $     99,783
              Cores                              5,494           13,802
                                           -----------     ------------
                                           $    41,453     $    113,585
                                           ===========     ============

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                       1998             1999
                                                    -----------     ------------
        Land                                        $       20      $     2,947
        Buildings and building improvements              7,732            9,426
        Furniture and fixtures                             920            4,016
        Vehicles                                         3,862            7,942
        Machinery and equipment                          7,907           13,918
        Less: accumulated depreciation                  (6,828)         (10,859)
                                                    -----------     ------------
        Net property and equipment                  $   13,613      $    27,390
                                                    ===========     ============

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following at December 31:

                                                       1998             1999
                                                    -----------     ------------
        Goodwill                                    $   54,061      $   221,618
        Other intangibles                                2,117            5,784
        Less: accumulated amortization                    (682)          (4,713)
                                                    -----------     ------------
        Net goodwill and other intangibles          $   55,496      $   222,689
                                                    ===========     ============

Goodwill represents the cost in excess of the fair value of the net assets of companies acquired in purchase transactions. Other intangible assets have been recognized for covenants not to compete, workforce and a specific beneficial customer agreement arising from purchase transactions. FleetPride has charged $44, $505 and $4,031 in 1997, 1998 and 1999, respectively, for amortization of goodwill and other intangibles.


NOTE 5 - BORROWINGS

Revolving Line of Credit

At December 30, 1998, FleetPride increased its maximum availability to $85.0 million on a revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, at 2.3% or, at FleetPride's option, several other common indices. The interest rate at December 31, 1998, was 7.8%. FleetPride has pledged all of its assets as collateral. FleetPride's outstanding balance at December 31, 1998, was $18.2 million. On September 30, 1999, in conjunction with the transaction

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


NOTE 5 - BORROWINGS, CONTINUED

with QDSP Holdings, Inc. and its subsidiaries, this credit facility, and the prior credit facility of QDSP Holdings, Inc. and its subsidiaries, were replaced with a new credit agreement.

On September 30, 1999, FleetPride entered into a new $225.0 million Credit Agreement (the "Agreement"). The Agreement provides for a $75.0 million term loan and a $150.0 million revolving line of credit from a bank with interest based upon the LIBOR rate plus applicable margin, initially at 3.25% and 2.75%, respectively, or, at FleetPride's option, several other common indices. FleetPride has pledged all of its assets as collateral. FleetPride and FleetPride, Inc.'s subsidiaries are guarantors under the Agreement. The term loan and revolving line of credit expire on September 30, 2004. FleetPride's outstanding balance at December 31, 1999 was $121.3 million. The weighted average interest rate on revolving credit and term loan borrowings outstanding as of December 31, 1999 was 9.2%.

In connection with refinancing the prior credit facilities, FleetPride incurred a $1.5 million extraordinary loss for the write-off of deferred financing fees, net of taxes of $1.0 million.

Senior Subordinated Notes

On July 31, 1998, FleetPride issued $100.0 million of 12% Senior subordinated notes due 2005 (the "Senior Subordinated Notes"), and received approximately $96.0 million of proceeds after discounts, commissions and fees. Interest on these notes is paid semi-annually on February 1, and August 1 commencing February 1, 1999. The Senior Subordinated Notes may be redeemed at the option of FleetPride, in whole or in part, at any time on or after August 1, 2002 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time prior to August 1, 2001, FleetPride may redeem up to 35% of the aggregate principal amount of notes originally issued at a redemption price equal to 112% of the aggregate principal amount thereof, plus accrued and unpaid interest out of the proceeds of public equity offerings.

In connection with the issuance of the Senior Subordinated Notes, FleetPride entered into a registration rights agreement that required it to file a registration statement by December 28, 1998 and to use its best efforts to cause the registration to become effective by March 13, 1999. The registration became effective November 12, 1999. FleetPride did not comply with the obligations to file and have a registration statement declared effective as set forth above. FleetPride has paid the holders of the notes liquidated damages through November 12, 1999 as set forth in the registration rights agreements which are not material to the consolidated financial statements. In addition, under certain circumstances, FleetPride will be required to offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase with the proceeds of certain assets sales.

The debt agreements described above contain certain covenants that, among other things, limit the ability of FleetPride to: (i) pay dividends or make certain other restricted payments; (ii) incur additional debt; (iii) encumber or sell assets; (iv) enter into certain guarantees of debt; (v) enter into

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 5 - BORROWINGS, CONTINUED

transactions with affiliates; and (vi) merge or consolidate with any other entity or transfer or lease all or substantially all of their assets.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

The carrying amounts of the debt issued pursuant to FleetPride's revolving line of credit agreement approximates fair value because the interest rates change with market interest rates.

The Senior Subordinated Notes are not actively traded, but the most recent trade of the Senior Subordinated Notes prior to December 31, 1999 was at a price of $92. Using this price of $92, the fair value of these notes at December 31, 1999 would be $92.0 million.

There are no quoted market prices for FleetPride's 6% Series A Preferred Stock. Each share of the 6% Series A Preferred Stock has a liquidation value of $100 per share, plus accrued and unpaid dividends. The total liquidation value of the Series A Preferred Stock would be $94.2 million at December 31, 1999.

There are no quoted market prices for FleetPride's 6% Series B Preferred Stock. Each share of the 6% Series B Preferred Stock has a liquidation value of $100 per share, plus accrued and unpaid dividends. The total liquidation value of the Series B Preferred Stock would be $83.4 million at December 31, 1999.

These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


NOTE 7 - ACQUISITIONS

FleetPride has made the following acquisitions during 1998 and 1999. They have all been accounted for as a purchase and the consolidated financial statements include income since the date of acquisition.

On June 19, 1998, FleetPride acquired substantially all of the assets of Stone Heavy Duty, Inc. for approximately $24.5 million in cash and $3.0 million in common and preferred stock. FleetPride has allocated $12.1 million of the purchase price to the identified assets and liabilities.

On September 30, 1998, FleetPride acquired all of the capital stock of Truck and Trailer Parts, Inc. for approximately $18.7 million in cash and $3.0 million in common and preferred stock. FleetPride has allocated $7.1 million of the purchase price to the identified assets and liabilities.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 7 - ACQUISITIONS, CONTINUED

On October 30, 1998, FleetPride acquired substantially all of the assets of Tampa Brake and Supply Co., Inc. for approximately $9.9 million in cash. FleetPride has allocated $4.1 million of the purchase price to the identified assets and liabilities.

On November 4, 1998, FleetPride acquired substantially all of the assets of Connecticut Driveshaft for approximately $9.9 million in cash. FleetPride has allocated $5.1 million of the purchase price to the identified assets and liabilities.

On December 17, 1998, FleetPride acquired all of the capital stock of Truckparts, Inc. for approximately $12.1 million in cash and $2.0 million in common and preferred stock. FleetPride has allocated $3.3 million of the purchase price to the identified assets and liabilities.

On January 11, 1999, FleetPride acquired all of the capital stock of Associated Brake Supply, Inc. and its subsidiaries for approximately $54.2 million in cash and $5.0 million in common and preferred stock. FleetPride has allocated $16.5 million of the purchase price to the identified assets and liabilities.

On January 12, 1999, FleetPride acquired all of the capital stock of Tisco, Inc. and Tisco of Redding, Inc. for approximately $6.5 million in cash and $0.8 million in common and preferred stock. FleetPride has allocated $2.7 million of the purchase price to the identified assets and liabilities.

On April 20, 1999, FleetPride acquired all of the membership interests of Active Gear, L.L.C. for approximately $6.8 million in cash and $1.0 million in common and preferred stock. FleetPride has allocated $3.7 million of the purchase price to the identified assets and liabilities.

On May 28, 1999, FleetPride acquired certain assets of CNF Transportation Inc. and Vantage Parts of Illinois, Inc. for approximately $29.2 million in cash. FleetPride has allocated $15.1 million of the purchase price to the identified assets and liabilities.

On June 7, 1999, FleetPride acquired all of the capital stock of Superior Truck and Auto Supply, Inc. for approximately $1.7 million in cash and $0.3 million in common and preferred stock. FleetPride has allocated $1.7 million of the purchase price to the identified assets and liabilities.

On August 6, 1999, FleetPride acquired certain assets of Certified Powertrain, Inc. for approximately $6.1 million in cash. FleetPride has allocated $2.6 million of the purchase price to the identified assets and liabilities.

On August 25, 1999, FleetPride acquired substantially all of the assets of California Equipment Company and California Equipment Co. of Sacramento for approximately $1.8 million in cash. FleetPride has allocated $1.1 million of the purchase price to the identified assets and liabilities.

On September 30, 1999, FleetPride acquired all of the capital stock of QDSP Holdings, Inc. and its subsidiaries for approximately $72.5 million in common and preferred stock. FleetPride has assumed $12.9 million of net liabilities in this acquisition.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 7 - ACQUISITIONS, CONTINUED

On October 8, 1999, FleetPride acquired all of the capital stock of Wheels and Brakes, Inc. and Specrite Brake Company for approximately $11.7 million in cash. FleetPride has allocated $5.6 million of the purchase price to the identified assets and liabilities.

On November 19, 1999, FleetPride acquired all of the stock of Southwest Virginia Truck Parts, Inc. for approximately $1.2 million in cash. FleetPride has allocated $.8 million of the purchase price to the identified assets and liabilities.

In connection with these acquisitions, FleetPride has recorded aggregate goodwill of $221.4 million and certain liabilities totaling $5.7 million in connection with vendor consolidations, the closure of duplicate facilities, and other activities that will be phased out during 1999 and 2000. Of the liabilities established related to acquisitions, in 1999 FleetPride charged $648 for employee costs, $152 for stores and support facilities and $146 for other items.

The following unaudited pro forma financial information combines the results of operations of Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc., Tisco of Redding, Inc., Vantage Parts, Active Gear, L.L.C., Superior Truck and Auto Supply, Inc., Certified Powertrain, California Equipment Company, California Equipment Co. of Sacramento, QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc. and Southwest Virginia Truck Parts, Inc. as if the acquisitions had taken place on January 1, 1998, after giving effect to certain adjustments including: amortization of goodwill, interest expense and a normal charge for income taxes assuming all of the companies had operated as "C" corporations for 1998 and 1999.

                                              1998                  1999
                                      -------------------   -------------------
                                       ACTUAL    PROFORMA    ACTUAL    PROFORMA
                                      --------   --------   --------   --------
                                           (UNAUDITED)          (UNAUDITED)

Net sales                             $103,295   $545,582   $358,363   $553,884
Net income and comprehensive
     income (loss)                       1,288      7,271      2,191      7,196

In addition, FleetPride's subsidiaries operated throughout the periods presented as independent, privately owned entities, which influenced the historical level of owners' compensation and other expenses. Accordingly, the historical results of operations include (i) historical compensation expenses in excess of the current compensation levels to the former owners of certain subsidiaries of FleetPride; and (ii) certain other private company expenses.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK

The following are the number of shares outstanding for each of FleetPride, Inc.'s and FleetPride Corporation's classes of common stock as of the dates indicated:

                                                   FleetPride, Inc.                      FleetPride, Inc.     FleetPride Corporation
                                                     Common Stock    Bridge Securities     Common Stock            Common Stock
                                                    (Par Value $1)   (Par Value $.01)    (Par Value $.01)        (Par Value $.01)
                                                   ---------------   -----------------   ----------------     ----------------------
 Balannce at January 1, 1997                                  938                   -                   -                          -
                                                   ---------------   -----------------   ----------------     ----------------------
 Balannce at December 31, 1997                                938                   -                   -                          -

 Stock repurchase                                            (481)
 Recapitalization                                            (457)                                 57,227
 Issuance of bridge security                                                   30,000
 Repayment of bridge security                                                 (30,000)
 Issuance of acquisition of Stone Heavy
  Duty, Inc.                                                                                        6,867
 Issuance to employees and others                                                                  30,135
 Formation of FleetPride Corporation                                                              (94,229)                    94,229
 Issuance for acquisition of Truck and
  Trailer Parts, Inc.                                                                                                          6,867
 Issuance for acquisition of Truckparts, Inc.                                                                                  4,578
 Issuance to employees                                                                                                         3,160
                                                   ---------------   -----------------   ----------------     ----------------------
 Balance at December 31, 1998                                   -                   -                   -                    108,834

 Issuance of acquisition of Associated
  Brake Supply, Inc. and subsidiaries                                                                                         11,446
 Issuance of acquisition of Tisco,                                                                                             1,717
  Inc. and Tisco of Redding, Inc.
 Issuance of acquisition of Active Gear, L.L.C.                                                                                1,651
 Issuance of acquisition of Superior Truck
  & Auto Supply, Inc.                                                                                                            495
 Issuance of acquisition of QDSP Holdings,
  Inc. and subsidiaries                                                                                                      115,338
 Issuance to employees and others                                                                                            153,792
                                                   ---------------   -----------------   ----------------     ----------------------
 Balance at December 31, 1999                                   -                   -                   -                    393,273
                                                   ===============   =================   ================     ======================

The common stock of FleetPride, Inc. had a par value of $1 per share, of which 2,000 were authorized, and 1,538 were issued at December 31, 1997.

The common stock of FleetPride has a par value of $.01 per share, of which 250,000 and 25,000,000 were authorized at December 31, 1998 and 1999, respectively, and 108,834 and 393,273 were issued and outstanding at December 31, 1998 and 1999, respectively.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
================================================================================


NOTE 9 - PREFERRED STOCK

The following are the number of shares issued for each of the FleetPride, Inc.'s and FleetPride Corporation's classes of preferred stock as of the dates indicated:

                                              FleetPride,      FleetPride        FleetPride         FleetPride        FleetPride
                                                 Inc.          Corporation       Corporation       Corporation       Corporation
                                               Series B          Series A          Series B          Series C          Series D
                                            Preferred Stock   Preferred Stock   Preferred Stock   Preferred Stock   Preferred Stock
                                           (Par Value $.01)  (Par Value $.01)  (Par Value $.01)  (Par Value $.01)  (Par Value $.01)
                                            ---------------  ----------------  ----------------  ----------------  ----------------

Balance at January 1, 1997                       --                --                   --              --                --

Balance at December 31, 1997                     --                --                   --              --                --
Recapitalization                               249,428
Issuance of acquisition of Stone Heavy
   Duty, Inc.                                   29,931
Issuance to employees and others               103,013
Formation of FleetPride Corporation           (382,372)          382,372
Issuance for acquisition of Truck and
   Trailer Parts, Inc.                                            29,931
Issuance for acquisition of Truckparts,
   Inc.                                                           19,954
Issuance to employees and others                                   3,493
                                             ------------   ----------------    ---------------   ----------------  --------------
Balance at December 31, 1998                      --             435,750                 --             --                --

 Issuance of acquisition of Associated
  Brake Supply, Inc. and subsidiaries                             49,886
 Issuance of acquisition of Tisco,
   Inc. and Tisco of Redding, Inc.                                 7,483
 Issuance of acquisition of Active Gear,
   L.L.C.                                                          7,194
 Issuance of acquisition of Superior Truck
  & Auto Supply, Inc.                                              2,158
 Issuance of acquisition of QDSP Holdings,
  Inc. and subsidiaries                                             --                502,719            1                 1
 Issuance to employees and others                                378,949              277,221
                                             ------------   ----------------    ---------------   ----------------  --------------
 Balance at December 31, 1999                     --             881,420              779,940            1                 1
                                             ============   ================    ===============   ================  ==============


FleetPride's Series A Preferred Stock has a par value of $.01 per share, of which 850,000 and 50,000,000 were authorized at December 31, 1998 and 1999, respectively, and 435,750 and 881,420 were issued at December 31, 1998 and 1999, respectively. Each share of Series A Preferred Stock is entitled to one vote per share on all matters. These shares earn dividends at a rate of 6.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 1998. Dividends not paid will cumulate whether or not earned or declared with additional dividends thereon, compounded quarterly at the rate of 6% per annum. At December 31, 1998 and 1999, FleetPride had $1,320 and $6,041 cumulated dividends on these shares, respectively.

FleetPride has no right to redeem any shares of its Series A Preferred Stock and the holders of FleetPride's Series A Preferred Stock do not have a right to require FleetPride to redeem any of the shares. Upon liquidation, holders of Series A Preferred Stock are entitled to $100 per share plus accrued and unpaid dividends.

FleetPride's Series B Preferred Stock has a par value of $.01 per share, of which 0 and 1,700,000 were authorized at December 31, 1998 and 1999, respectively, and 0 and 779,940 were issued at December 31, 1998 and 1999, respectively. Each share of Series B Preferred Stock is entitled to one vote per share on all matters. These shares earn dividends at a rate of 6.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 1999.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
================================================================================


NOTE 9 -  PREFERRED STOCK, CONTINUED

Dividends not paid will cumulate whether or not earned or declared with additional dividends thereon, compounded quarterly at the rate of 6% per annum. At December 31, 1998 and 1999, FleetPride had $0 and $1,242 cumulated dividends on these shares, respectively.

FleetPride has no right to redeem any shares of its Series B Preferred Stock and the holders of FleetPride's Series B Preferred Stock do not have a right to require FleetPride to redeem any of the shares. Upon liquidation, holders of Series B Preferred Stock are entitled to $100 per share plus accrued and unpaid dividends.

FleetPride's Series C Special Voting Preferred Stock has a par value of $.01 per share, of which 0 and 1 were authorized at December 31, 1998 and 1999, respectively, and 0 and 1 were issued at December 31, 1998 and 1999, respectively. Each share of Series C Special Voting Preferred Stock is entitled to one vote per share on all matters and is entitled to elect three directors, provided that a specified ownership percentage of FleetPride's common stock is maintained by the holder. These shares are not entitled to receive dividends.

FleetPride has the right to redeem the share of its Series C Special Voting Preferred Stock if the specified ownership percentage of FleetPride's common stock is not maintained by the holder. The holders of FleetPride's Series C Special Voting Preferred Stock do not have a right to require FleetPride to redeem any of the shares. Upon liquidation, holders of Series C Special Voting Preferred Stock are entitled to $100 per share.

FleetPride's Series D Special Voting Preferred Stock has a par value of $.01 per share, of which 0 and 1 were authorized at December 31, 1998 and 1999, respectively, and 0 and 1 were issued at December 31, 1998 and 1999, respectively. Each share of Series D Special Voting Preferred Stock is entitled to one vote per share on all matters and is entitled to elect three directors, provided that a specified ownership percentage of FleetPride's common stock is maintained by the holder. These shares are not entitled to receive dividends.

FleetPride has the right to redeem the share of its Series D Special Voting Preferred Stock if the specified ownership percentage of FleetPride's common stock is not maintained by the holder. The holders of FleetPride's Series D Special Voting Preferred Stock do not have a right to require FleetPride to redeem any of the shares. Upon liquidation, holders of Series D Special Voting Preferred Stock are entitled to $100 per share.

NOTE 10 - FLEETPRIDE, INC. CONDENSED FINANCIAL INFORMATION

FleetPride, Inc. is a wholly owned subsidiary of FleetPride. During September 1998, the shares of common stock of FleetPride, Inc. were exchanged for shares of common stock of FleetPride.

Subsidiaries were acquired by FleetPride, Inc. using, in part, shares of common stock of FleetPride. These holdings so acquired were subsequently contributed to FleetPride, Inc. and recorded as an increase to paid-in capital. As the only assets and operations of FleetPride relate to its ownership of the shares of common and preferred stock in FleetPride, Inc., the financial position and results of operations of FleetPride are identical to FleetPride, Inc.

No guarantor subsidiaries existed in 1997. FleetPride, Inc.'s payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by Truck and Trailer Parts, Inc. and Truckparts, Inc. (collectively Guarantor Subsidiaries) in 1998. In 1999, Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc., Tisco of Redding, Inc., Active Gear, L.L.C., Superior Truck and Auto Supply, Inc., QDSP Holdings Inc. and its subsidiaries, Wheels and Brakes, Inc., Southwest Virginia Truck Parts, Inc. and FleetPride West, Inc. were also guarantor subsidiaries. FleetPride and FleetPride, Inc.'s subsidiaries also guarantee FleetPride, Inc.'s obligations under the Credit Agreement. The following consolidating condensed financial information is listed below:

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
================================================================================

Note 10 - FleetPride, Inc. Condensed Financial Information

Consolidating Balance Sheet at December 31, 1998:


                                                     FleetPride,       Guarantor      Consolidated
                                                         Inc.        Subsidiaries     Eliminations         Total
                                                     ---------        ---------        ---------         ---------
                      ASSETS
Current assets:
    Cash & cash equivalents                          $   7,791        $     537        $    --           $   8,328
    Accounts receivable, net                            13,344            4,755             --              18,099
    Inventories                                         33,377            8,076             --              41,453
    Other current assets                                 4,562              195             --               4,757
                                                     ---------        ---------        ---------         ---------
              Total current assets                      59,074           13,563             --              72,637
Property, plant & equipment, net                        12,705              908             --              13,613
Investments                                             34,497             --            (34,497)             --
Other long term assets                                  21,773              405             --              22,178
Goodwill and other intangibles                          30,844             --             24,652            55,496
                                                     ---------        ---------        ---------         ---------
                  Total assets                       $ 158,893        $  14,876        $  (9,845)        $ 163,924
                                                     =========        =========        =========         =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                    $      12        $     149        $    --           $     161
    Accounts payable                                    10,780            3,325             --              14,105
    Accrued liabilities                                 13,427            1,557             --              14,984
                                                     ---------        ---------        ---------         ---------
              Total current liabilities                 24,219            5,031             --              29,250
Revolving credit facility                               18,200             --               --              18,200
12% senior subordinated notes                          100,000             --               --             100,000
                                                     ---------        ---------        ---------         ---------
                  Total liabilities                    142,419            5,031             --             147,450
                                                     ---------        ---------        ---------         ---------
           Total stockholders' equity                   16,474            9,845           (9,845)           16,474
                                                     ---------        ---------        ---------         ---------
   Total liabilities and stockholders' equity        $ 158,893        $  14,876        $  (9,845)        $ 163,924
                                                     =========        =========        =========         =========


Consolidating Balance Sheet at December 31, 1999:

                                                     FleetPride,       Guarantor      Consolidated
                                                         Inc.        Subsidiaries     Eliminations         Total
                                                     ---------        ---------        ---------         ---------
                      ASSETS
Current assets:
    Cash & cash equivalents                           $   5,847         $     598        $    --           $   6,445
    Accounts receivable, net                             25,406            38,938             --              64,344
    Inventories                                          42,487            71,098             --             113,585
    Other current assets                                  8,242             4,357             --              12,599
                                                      ---------         ---------        ---------         ---------
              Total current assets                       81,982           114,991             --             196,973
Property, plant & equipment, net                         13,741            13,649             --              27,390
Investments                                              24,307              --            (24,307)             --
Other long term assets                                   26,737             3,885             --              30,622
Goodwill and other intangibles                           52,799              --            169,890           222,689
                                                      ---------         ---------        ---------         ---------
                  Total assets                        $ 199,566         $ 132,525        $ 145,583         $ 477,674
                                                      =========         =========        =========         =========

 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                 $  17,867         $  19,994        $    --           $  37,861
     Accrued liabilities                                 13,816            13,869             --              27,685
                                                      ---------         ---------        ---------         ---------
            Total current liabilities                    31,683            33,863             --              65,546
 Revolving credit facility                              121,250              --               --             121,250
 12% senior subordinated notes                          100,000              --               --             100,000
                                                      ---------         ---------        ---------         ---------
                Total liabilities                       252,933            33,863             --             286,796
                                                      ---------         ---------        ---------         ---------
            Total stockholders' equity                  (53,367)           98,662          145,583           190,878
                                                      ---------         ---------        ---------         ---------
    Total liabilities and stockholders' equity        $ 199,566         $ 132,525        $ 145,583         $ 477,674
                                                      =========         =========        =========         =========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
================================================================================



NOTE 10--FLEETPRIDE, INC. CONDENSED FINANCIAL INFORMATION, CONTINUED

Consolidating Income Statement at December 31, 1998:

                                                     FleetPride,       Guarantor     Consolidated
                                                         Inc.        Subsidiaries       Total
                                                     -----------     ------------    ------------
Net sales                                               $  95,089      $   8,206     $ 103,295
Cost of sales                                              59,690          6,165        65,855
                                                        ---------      ---------     ---------
Gross profit                                               35,399          2,041        37,440
Selling, general & administrative expenses                 29,498          1,532        31,030
                                                        ---------      ---------     ---------
Operating income                                            5,901            509         6,410
Interest expense                                            6,519           --           6,519
Interest (income)                                            (624)          --            (624)
Other (income) / expense                                      (87)             1           (86)
                                                        ---------      ---------     ---------
Income before income taxes and extraordinary charge            93            508           601
Income tax expense (benefit)                                 (687)          --            (687)
                                                        ---------     ---------      ---------
Income before extraordinary charge                            780            508         1,288
Extraordinary charge, net of taxes                           --             --            --
                                                        ---------      ---------     ---------
Income  and comprehensive income                        $     780      $     508     $   1,288
                                                        =========      =========     =========


Consolidating Income Statement at December 31, 1999:

                                                       FleetPride,      Guarantor     Consolidated
                                                           Inc.       Subsidiaries       Total
                                                       -----------    ------------    ------------
Net sales                                               $  59,979      $ 298,384      $ 358,363
Cost of sales                                              37,310        197,399        234,709
                                                        ---------      ---------      ---------
Gross profit                                               22,669        100,985        123,654
Selling, general & administrative expenses                 21,817         75,629         97,446
                                                        ---------      ---------      ---------
Operating income                                              852         25,356         26,208
Interest expense                                           19,320             86         19,406
Interest (income)                                            (451)           (80)          (531)
Other (income) / expense                                      102            (44)            58
                                                        ---------      ---------      ---------
Income before income taxes and extraordinary charge       (18,119)        25,394          7,275
Income tax expense (benefit)                                3,316            258          3,574
                                                        ---------      ---------      ---------
Income before extraordinary charge                        (21,435)        25,136          3,701
Extraordinary charge, net of taxes                          1,510           --            1,510
                                                        ---------      ---------      ---------
Income  and comprehensive income                        $ (22,945)     $  25,136      $   2,191
                                                        =========      =========      =========


Consolidating Statement of Cash Flows at December 31, 1998:

                                                       FleetPride,       Guarantor   Consolidated
                                                           Inc.        Subsidiaries     Total
                                                       -----------     ------------   -----------
Net income and comprehensive income                      $    779      $    509       $  1,288
Adjustments to reconcile net income to net
 cash provided by operating activities                      5,700           (43)         5,657
                                                         --------      --------       --------
Cash provided by operating activities                       6,479           466          6,945
Cash (used)/provided by investing activities              (76,150)           71        (76,079)
Cash provided by financing activities                      77,271          --           77,271
                                                         --------      --------       --------
Net increase in cash                                        7,600           537          8,137
Cash and cash equivalents at the beginning of period          191          --              191
                                                         --------      --------       --------
Cash and cash equivalents at the end of period           $  7,791      $    537       $  8,328
                                                         ========      ========       ========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
================================================================================

NOTE 10 - FLEETPRIDE, INC. CONDENSED FINANCIAL INFORMATION, CONTINUED

Consolidating Statement of Cash Flows, For the Year Ended December 31, 1999:


                                                       FleetPride,   Guarantor   Consolidated
                                                           Inc.     Subsidiaries     Total
                                                       -----------  ------------ ------------
Net income and comprehensive income                    $ (22,945)   $  25,136      $   2,191
Adjustments to reconcile net income to net cash
  provided by operating activities                        (6,609)       1,989         (4,620)
                                                       ---------    ---------      ---------
Cash provided by operating activities                    (29,554)      27,125         (2,429)
Cash (used)/provided by investing activities            (126,651)        --         (126,651)
Cash provided by financing activities                    127,197         --          127,197
                                                       ---------    ---------      ---------
Net increase in cash                                     (29,008)      27,125         (1,883)
Cash and cash equivalents at the beginning of period       8,328         --            8,328
                                                       ---------    ---------      ---------

Cash and cash equivalents at the end of period         $ (20,680)   $  27,125      $   6,445
                                                       =========    =========      =========


NOTE 11 - EMPLOYEE BENEFIT PLANS

FleetPride sponsors a number of defined contribution 401(k) plans covering substantially all of its full-time employees. Employees may contribute up to 15% of their salary to the plan while FleetPride may make discretionary contributions to it. Total expenses under these plans were $130, $248 and $787 for the years ended December 31, 1997, 1998 and 1999, respectively.


NOTE 12 - OPERATING LEASES

FleetPride leases office and warehouse space from related parties and third parties. Rental expense to related parties was $750, $1,136 and $5,962 in 1997, 1998 and 1999, respectively. FleetPride also leases office, warehouse space and transportation equipment from unrelated parties. Rental expense to third parties was $381, $494 and $4,626 in 1997, 1998 and 1999, respectively. Minimum future rental payments under these leases for each of the next five years and thereafter, and in the aggregate are as follows:



                        2000                9,230
                        2001                8,349
                        2002                7,897
                        2003                6,834
                        2004                4,868
                        Thereafter         14,259
                                          -------
                                          $51,437
                                          =======

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS

In addition to the transactions described in the above footnotes, the following related party transactions existed at December 31, 1999.

In May 1998, FleetPride entered into a Corporate Development and Administrative Services Agreement with Brentwood Private Equity L.L.C. ("BPE"), an affiliate of FleetPride's majority shareholder, Brentwood. Under the terms of the agreement, BPE agreed to assist FleetPride with corporate development services for a predetermined percentage of certain transactions. On September 30, 1999 FleetPride terminated this agreement. FleetPride incurred $2,208 and $1,684 in 1998 and 1999, respectively, under the terms of this agreement in connection with acquisitions made by FleetPride.

On September 30, 1999, FleetPride entered into a Management Services Agreement with Brentwood Private Equity Management LLC ("BPEM") and Aurora Management Partners LLC ("AMP"), affiliates of FleetPride's majority shareholders. Under the terms of the agreement, BPEM and AMP have agreed to assist FleetPride with corporate development services for a fixed fee and a predetermined percentage of certain transactions. In 1999, FleetPride incurred $2,272 under the terms of this agreement.


NOTE 14 - INCOME TAXES

The income tax expense (benefit) for the years ended December 31, consists of the following:

                                    1997       1998       1999
                                    ----       ----       ----
Current tax expense
Federal                          $  --      $  --      $   241
State and local                       93        200        630
Deferred tax expense (benefit)
Federal                             --         (751)     2,162
State and local                     --         (136)      (458)
                                 -------    -------    -------

                                 $    93    $  (687)   $ 2,575
                                 =======    =======    =======

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------
NOTE 14 - INCOME TAXES, CONTINUED

The provision for income tax differs from the statutory tax expense computed by applying the Federal corporate rate of 34% for the years ended December 31 as follows:

                                              1997      1998        1999
                                              -----     -----       ----

Taxes computed at statutory rate            $    93       204      1,620
State tax expense, net of Federal benefit      --          42        114
Income earned while an S corporation           --      (1,017)      --
Goodwill amortization                          --           5        491
Other non-deductible expenses                  --          79        350
                                            -------   -------    -------

Total income tax expense (benefit)          $    93   $  (687)   $ 2,575
                                            =======   =======    =======

The above tables include a tax benefit of $999 related to an extraordinary item incurred in 1999.

The approximate tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and deferred tax liability are as follows at December 31:

                                     1998        1999
                                   --------    --------
Inventories                        $    619    $  3,215
Property, plant and equipment          --           169
Accrued liabilities                     167       1,243
Recapitalization                     13,664      12,716
Net operating loss carryforwards        854       2,231
Other                                  --            44
                                   --------    --------
Total deferred tax asset             15,304      19,618

Rebates receivable                     --        (2,532)
Goodwill and other intangibles         (200)     (1,260)
                                   --------    --------

Total deferred tax liability           (200)     (3,792)
                                   --------    --------

Net deferred tax asset             $ 15,104    $ 15,826
                                   ========    ========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES, CONTINUED

The acquisition of FleetPride's stock by BABF City Corp. resulted in a step-up in the tax basis of FleetPride's net assets of $37,413 in 1998. This amount will be amortized over 15 years for tax purposes, resulting in a deferred tax asset of $14,217. Pursuant to SFAS 109, FleetPride's contributed capital has been increased by the amount of this tax benefit.

Net operating loss carryforwards of $4,454 at December 31, 1999, will begin expiring in 2018.


NOTE 15 - STOCK COMPENSATION PLANS

FleetPride has a stock option plan that provides for the granting of stock options to officers and key employees. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of FleetPride by providing employees the opportunity to acquire common stock. The 1999 Equity Incentive Plan is the only plan with stock option awards available for grant; no prior plans existed. FleetPride is authorized to grant options for up to 25,000 common shares under the 1999 Equity Incentive Plan, of which 11,700 have been granted, as of December 31, 1999. Options outstanding under FleetPride's option plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over an eight year period and expire ten years after the grant date.

In addition, on September 30, 1999 FleetPride granted options to purchase
3,956 shares of FleetPride common stock to various individuals upon conversion of options to purchase QDSP Holdings, Inc. stock, in accordance with the terms of the Agreement and Plan of Merger relating to FleetPride's acquisition of QDSP Holdings, Inc. These grants were not made under the 1999 Equity Incentive Plan.

The status of FleetPride's outstanding stock options is summarized below as of December 31, 1999:

                                                   Number        Weighted
                                                of Shares         Average
                                            (in thousands) Exercise Price
-------------------------------------------------------------------------
Outstanding at December 31, 1998                      --           --
Granted                                             15,656       $  170
Exercised                                             --           --
Canceled                                              --           --
-------------------------------------------------------------------------
Outstanding (held by 38 optionees)
    at December 31, 1999                            15,656       $  170
-------------------------------------------------------------------------
Options exercisable
    at December 31, 1999                               440       $  170
-------------------------------------------------------------------------

FleetPride continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for FleetPride's stock-based compensation plan been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," FleetPride's net earnings would have been reduced to the pro forma amounts indicated below. The

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

pro forma effects of applying SFAS 123 are not indicative of future amounts. Additional stock option awards are anticipated in future years.


NOTE 15 - STOCK COMPENSATION PLANS, CONTINUED


                                                        1999
             -------------------------------------------------
             Net earnings (in thousands)
                 As reported                            $2,191
                 Pro forma                              $2,090
             -------------------------------------------------

The weighted average fair value of options granted during 1999 estimated on the date of grant using the Black-Scholes option-pricing model was $86. The fair value of 1999 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 31%, risk-free interest rate range of 6.2% to 6.3% depending on grant date, and an expected life of approximately 8 years.

On March 5, 1999, John J. Greisch, President and Chief Executive Officer, John
P. Miller, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary and Anthony W. Cavalle, Vice President of Operations purchased
2,000, 250 and 250 shares of FleetPride's common stock, respectively, subject to vesting over four years. Mr. Greisch, Mr. Miller and Mr. Cavalle paid cash of $3, $0 and $0, respectively, and signed promissory notes of $337, $42 and $42, respectively, of which $415 remains outstanding at December 31, 1999. The promissory notes mature on March 4, 2004 and bear interest at 5.3%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding directors of the Company will be set forth under the caption "Election of Directors" in the Company's information statement relating to the Company's 2000 annual meeting of stockholders (the "Information Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. No information is required to be disclosed by Item 405 of Regulation S-K because the Company does not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.


      Information required by this item will be set forth under the caption "Executive Compensation" in the Information Statement and, except for the information under the captions "Executive Compensation -- Compensation Committee Report on Executive Compensation" and "Executive Compensation -- Performance Graph," is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Information Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      Information regarding any disclosable relationships and related transactions of directors and executive officers will be set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Information Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  Financial Statements:

     (1)  Consolidated Financial Statements of FleetPride Corporation which are included at Item 8 of this report, and incorporated herein by reference.

                                                                           Page
                                                                          Number

          (a)  Report of Independent Accountants                            21

          (b)  Consolidated Balance Sheets at December 31, 1998
               and 1999                                                     22

          (c)  Consolidated Statements of Income for the Years
               Ended                                                        23

               December 31, 1997, 1998 and 1999

          (d)  Consolidated Statements of Stockholders' Equity
               for the Years                                                24

               Ended December 31, 1997, 1998 and 1999

          (e)  Consolidated Statements of Cash Flows for the
               Years Ended                                                  25

               December 31, 1997, 1998 and 1999

          (f)  Notes to Consolidated Financial Statements                   26


     (2)  Financial Statement Schedule

          (a)  Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, or not required, or because they are included in the financial statements or the notes thereto in Item 8 of this report.

     (3)  Exhibits filed with this report are listed on the "Exhibit Index".

(B)  Reports on Form 8-K

     None.

(C)  Exhibits.

     Exhibits filed with this report are listed on the "Exhibit Index".

                                                                     SCHEDULE II


                             FLEETPRIDE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)


                                                        Additions
                                                 -----------------------
                                      Balance at Charged to   Charged to                Balance at
                                      beginning  costs and       other                    end of
            Description               of period   expenses     accounts     Deductions    period
------------------------------------- ---------  ----------   ----------    ----------  ----------
Allowance for doubtful accounts:
      For the year ended
      December 31, 1997                $   13     $  121      $   --        $  121     $   13


      For the year ended               $   13     $  134      $1,002(1)     $   --     $1,149
      December 31, 1998

      For the year ended
      December 31, 1999                $1,149     $ (208)     $  968(1)     $  182     $1,727

Inventory valuation allowance:
      For the year ended
      December 31, 1997                $  350     $  150      $   --        $  150     $  350

      For the year ended
      December 31, 1998                4  350     $  440      $2,682(1)     $  123     $3,349

      For the year ended
      December 31, 1999                $3,349     $ (249)     $9,574(1)     $2,787     $9,842



       (1) These additions relate to businesses acquired during the year.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FLEETPRIDE, INC.


Date: March 30, 2000                  By: /s/ JOHN P. MILLER
      --------------                     -----------------------------------
                                      John P. Miller, Vice President of Finance,
                                      Chief Financial Officer, Secretary and
                                      Treasurer

      Pursuant to the requirements of Securities Exchange Act of 1934, this Report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2000                   /s/ FREDERICK J. WARREN
      --------------                  ------------------------------------------
                                      Frederick J. Warren, Chairman of the Board

Date: March 30, 2000                   /s/ JOHN J. GREISCH
      --------------                  ------------------------------------------
                                      John J. Greisch, Director, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)

Date: March 30, 2000                  /s/ ROBERT ANDERSON
      --------------                  ------------------------------------------
                                      Robert Anderson, Director

Date: March 30, 2000                  /s/ W. LARRY CLAYTON
      --------------                  ------------------------------------------
                                      W. Larry Clayton, Director

Date: March 30, 2000                  /s/ RICHARD R. CROWELL
      --------------                  ------------------------------------------
                                      Richard R. Crowell, Director

Date: March 30, 2000                  /s/ CHRISTOPHER A. LAURENCE
      --------------                  ------------------------------------------
                                      Christopher A. Laurence, Director

Date: March 30, 2000                  /s/ GERALD L. PARSKY
      --------------                  ------------------------------------------
                                      Gerald L. Parsky, Director

Date: March 30, 2000                  /s/ WILLIAM S. WADE
      --------------                  ------------------------------------------
                                      William S. Wade, Director

Date: March 30, 2000                  /s/ JOHN P. MILLER
      --------------                  ------------------------------------------
                                      John P. Miller, Vice President of Finance,
                                      Chief Financial Officer, Secretary and
                                      Treasurer (Principal Financial Officer
                                      and Principal Accounting Officer).

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                                 EXHIBIT DESCRIPTION
---------------      -----------------------------------------------------------
            3.1      Amended and Restated Articles of Incorporation of the
                     Company (incorporated by reference to Exhibit 3.1 to the
                     Company's Registration Statement on Form S-4, as amended
                     (Commission File No. 333-75887) (the "S-4")).

            3.2 Amendment to Amended and Restated Articles of Incorporation of the Company.

            3.3      Bylaws of the Company (incorporated by reference to Exhibit
                     3.2 to the S-4).

            4.1 Indenture, dated as of July 31, 1998, by and among the Company, the guarantors identified therein and U.S. Trust
                     Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the S-4).

          4.1.1      First Supplemental Indenture, dated as of September 30,
                     1998, by and among Truck & Trailer Parts, Inc., FleetPride
                     Corporation, the Company, any other guarantors party thereto, any Parent party thereto and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1.1 to the S-4).

          4.1.2      Second Supplemental Indenture, dated as of December 21,
                     1998, by and among Truckparts, Inc., the Company, any other guarantors party to the Indenture referred to therein and U.S. Trust Company, National Association, as trustee
                     (incorporated by reference to Exhibit 4.1.2 to the S-4).

          4.1.3 Third Supplemental Indenture, dated as of January 14, 1999, by and among Associated Brake Supply, Inc., Associated
                     Truck Center, Inc., Onyx Distribution, Inc., Associated
                     Truck Parts of Nevada, Inc., Freeway Truck Parts of
                     Washington, Inc., Tisco, Inc. and Tisco of Redding, Inc., the Company, any other guarantors party to the Indenture referred to therein and U.S. Trust Company, National
                     Association, as trustee (incorporated by reference to Exhibit 4.1.3 to the S-4).

          4.1.4 Fourth Supplemental Indenture, dated as of April 20, 1999, by and among Active Gear, L.L.C., the Company, any other guarantors party thereto, any Parent party thereto and U.S.
                     Trust Company, National Association, as trustee
                     (incorporated by reference to Exhibit 4.1.4 to the S-4).

          4.1.5 Fifth Supplemental Indenture, dated as of June 7, 1999, by and among Superior Truck & Auto Supply, Inc., the Company, any other guarantors party thereto and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1.5 to the S-4).

          4.1.6      Sixth Supplemental Indenture, dated as of September 27,
                     1999, by and among the Company, the several guarantors party thereto and U.S. Trust Company of California. N.A., as trustee (incorporated by reference to Exhibit 4.1.6 to the S-4).

    EXHIBIT
    NUMBER                                 EXHIBIT DESCRIPTION
---------------      -----------------------------------------------------------
          4.1.7      Seventh Supplemental Indenture, dated as of October 1,
                     1999, by and among QDSP Holdings, Inc., Quality
                     Distribution Service Partners, Inc., Automotive Sales
                     Company, Inc., CB Acquisition Sub, Inc., City Spring Works,
                     Inc., FleetPride of Agawam, Inc., Four T Sales & Service,
                     Inc., Holt Incorporated, New England Truck & Auto Service,
                     Inc., Parts Distributing Company, Ltd., Parts Holding
                     Company, Parts Management Company, Power Equipment
                     International, Inc., Power Export Distributing Company, SLM
                     Power Group, Inc., Specialized Sales & Service, Inc., TBS
                     Incorporated, Truck City Parts, Inc., Stats Remanufacturing
                     Center, Inc., Universal Joint Sales Company, Inc., and
                     Wheatley Truck Parts, Inc., the Company, any other
                     guarantors party to the Indenture referred to therein and
                     U.S. Trust Company, National Association, as trustee
                     (incorporated by reference to Exhibit 4.1.7 to the S-4).

          4.1.8 Eighth Supplemental Indenture, dated as of October 8, 1999, by and among Wheels and Brakes, Inc. and Specrite Brake
                     Company, the Company, any other guarantors party to the Indenture referred to therein and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1.8 to the S-4).

          4.1.9 Ninth Supplemental Indenture, dated as of December 6, 1999, by and among the Company, any guarantors party to the Indenture referred to therein and U.S. Trust Company, National Association, as trustee.

         4.1.10 Tenth Supplemental Indenture, dated as of December 7, 1999, by and among FleetPride West, Inc., the Company, any other guarantors party to the Indenture referred to therein and U.S. Trust Company, National Association, as trustee.

         4.1.11      Eleventh Supplemental Indenture, dated as of December 31,
                     1999, by and among the Company, Associated Brake Supply,
                     Inc., Wheels and Brakes, Inc., any other guarantors party to the Indenture referred to therein and U.S. Trust
                     Company, National Association, as trustee.

         4.1.12      Twelfth Supplemental Indenture, dated as of February 24,
                     2000, by and among Oklahoma Truck Supply Assoc., Inc., the
                     Company, any other guarantors party to the Indenture referred to therein and U.S. Trust Company, National
                     Association, as trustee.

           10.1      $225.0 million Credit Agreement, dated as of September 30,
                     1999, among FleetPride Corporation, the Company, as
                     Borrower, The Several Lenders from Time to Time Parties
                     Thereto, First Union National Bank, as Documentation Agent,
                     Credit Suisse First Boston, as Syndication Agent, and The
                     Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the S-4).

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER                         EXHIBIT DESCRIPTION
-------    --------------------------------------------------------------
  10.2     Stock Purchase Agreement, dated as of May 29, 1998, by and among BABF City Corp., the Company and its Affiliates and
           Merger Subsidiaries named therein and the Shareholders and
           Members of the Company and its Affiliates and Merger
           Subsidiaries (incorporated by reference to Exhibit 10.2 to the S-4).

  10.3 Asset Contribution Agreement, dated as of June 19, 1998, by and among the Company and Stone Heavy Duty, Inc., Ashland
           Automotive Parts, Inc., Fred A. Stone, Jr., James T. Stone and Thomas D. Stone (incorporated by reference to Exhibit
           10.3 to the S-4).

  10.4     Contribution and Purchase Agreement, dated as of September
           30, 1998, by and among FleetPride Corporation, the Company and Truck & Trailer Parts, Inc., DHP Leasing, Inc., the
           Shareholders of Truck & Trailer Parts, Inc. and DHP Leasing,
           Inc. (incorporated by reference to Exhibit 10.4 to the S-4).

  10.5 Asset Purchase Agreement, dated as of October 31, 1998, by and among the Company and Tampa Brake & Supply Co., Inc. and the Shareholders of Tampa Brake & Supply Co., Inc.
           (incorporated by reference to Exhibit 10.5 to the S-4).

  10.6 Asset Purchase Agreement, dated as of November 4, 1998, by and among the Company and Connecticut Driveshaft, Inc. and the Shareholders of Connecticut Driveshaft, Inc.
           (incorporated by reference to Exhibit 10.6 to the S-4).

  10.7 Stock Purchase Agreement, dated as of December 17, 1998, by and among FleetPride Corporation, the Company and Truckparts, Inc., and the Shareholders of Truckparts, Inc. (incorporated by reference to Exhibit 10.7 to the S-4).

  10.8 Stock Purchase Agreement, dated as of January 11, 1999, by and among FleetPride Corporation, the Company and Associated
           Brake Supply, Inc., and the Shareholders of Associated Brake
           Supply, Inc. (incorporated by reference to Exhibit 10.8 to the S-4).

  10.9 Stock Purchase Agreement, dated as of January 12, 1999, by and among FleetPride Corporation, the Company, and the Shareholders of Tisco, Inc. and Tisco of Redding, Inc.
           (incorporated by reference to Exhibit 10.9 to the S-4).

  10.10 Trademark License Agreement, dated as of July 6, 1998, by and between HD America, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the S-4).

  10.11    Management Services Agreement, dated as of September 30,
           1999, among FleetPride Corporation, Brentwood Private Equity
           Management LLC and Aurora Management Partners LLC
           (incorporated by reference to Exhibit 10.11 to the S-4).

  10.12 Stock Contribution Agreement, dated as of August 27, 1998, by and among the parties identified on the signature page thereto and FleetPride Corporation (incorporated by reference to Exhibit 10.12 to the S-4).


                                 EXHIBIT INDEX


EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
------     ------------------------------------------------------------------------
10.14*     Stock Purchase Agreement, dated as of July 1, 1998, by and between the
           Company and John J. Greisch (incorporated by reference to Exhibit 10.14 to the S-4).

10.15*     Stock Purchase Agreement, dated as of July 10, 1998, by and between the
           Company and John P. Miller (incorporated by reference to Exhibit 10.15 to the S-4).

10.16*     Stock Purchase, Vesting and Repurchase Agreement, dated as of October 19,
           1998, between FleetPride Corporation and Anthony William Cavalle
           (incorporated by reference to Exhibit 10.16 to the S-4).

10.17*     Stock Purchase Agreement, dated as of March 5, 1999, by and between
           FleetPride Corporation and John J. Greisch (incorporated by reference to
           Exhibit 10.19 to the S-4).

10.18*     Stock Purchase Agreement, dated as of March 5, 1999, by and between
           FleetPride Corporation and John P. Miller (incorporated by reference to
           Exhibit 10.20 to the S-4).

10.19*     Stock Purchase Agreement, dated as of March 5, 1999, by and between
           FleetPride Corporation and Anthony William Cavalle (incorporated by reference to Exhibit 10.21 to the S-4).

10.20      Purchase Agreement, dated April 20, 1999, by and among FleetPride
           Corporation and the Company and the Member of Active Gear, L.L.C.
           (incorporated by reference to Exhibit 10.23 to the S-4).

10.21 Asset Purchase Agreement dated as of May 28, 1999 by and among the Company and CNF Transportation Inc. and Vantage Parts of Illinois, Inc.
           (incorporated by reference to Exhibit 10.24 to the S-4).

10.22      Stock Purchase Agreement dated as of June 7, 1999 by and among FleetPride
           Corporation and the Company and The Shareholders of Superior Truck & Auto
           Supply, Inc. (incorporated by reference to Exhibit 10.25 to the S-4).

10.23 Asset Purchase Agreement dated as of August 6, 1999 by and among the Company and Certified Power, Inc. (incorporated by reference to Exhibit
           10.26 to the S-4).

10.24      Asset Purchase Agreement dated as of August 25, 1999 by and among
           Associated Brake Supply, Inc., California Equipment Company, California
           Equipment Co. of Sacramento and The Shareholders of California Equipment
           Company and California Equipment Co. of Sacramento (incorporated by reference to Exhibit 10.27 to the S-4).

10.25      Agreement and Plan of Merger, dated September 3, 1999, by and among QDSP
           Holdings, Inc., FleetPride Corporation and Fleetpride Acquisition
           Corporation (incorporated by reference to Exhibit 10.28 to the S-4).

10.26      Stock Purchase Agreement, dated as of October 8, 1999, among the Company and The Shareholders of Wheels and Brakes, Inc. (incorporated by reference to Exhibit 10.29 to the S-4).

10.27      Asset Purchase Agreement, dated as of November 19, 1999, by and among
           Truck City Parts, Inc. and Southwest Virginia Truck Parts, Inc. and The
           Shareholders of Southwest Virginia Truck Parts, Inc.

10.28      Stock Purchase Agreement, dated as of February 24, 2000, by and among
           The Company and The Shareholders of Oklahoma Truck Supply Assoc.,
           Inc.

10.29*     FleetPride Corporation 1999 Equity Incentive Plan.

10.30*     Form of Nonqualified Stock Option Agreement, entered into between
           FleetPride Corporation and each of John J. Greisch and John P.
           Miller, dated November 3, 1999 for 7,000 and 750 options, respectively, to purchase shares of common stock of FleetPride
           Corporation.

12.1       Computation of Ratio of Earnings to Fixed Charges.

21.1       Subsidiaries of The Company.

27.1       Financial Data Schedule.


-------------------------
*          Management compensatory plan or arrangement.

