Form 10-K405/A
period 1999-12-31
HDA PARTS SYSTEM INC
filed 2000-05-01
CIK 1083317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-75887

                                FLEETPRIDE, INC.
             (Exact name of registrant as specified in its charter)

            ALABAMA                                              63-0681070
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             520 LAKE COOK ROAD                                     60015
             DEERFIELD, ILLINOIS                                  (Zip code)
  (Address of principal executive offices)

         Registrant's telephone number, including area code: (847) 572-8000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2000, there was no established trading market for the Registrant's common stock.

         As of February 29, 2000, the number of outstanding shares of common stock, par value $.01 per share, of FleetPride, Inc. was 94,229.

                         FLEETPRIDE, INC. - FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

     We hereby amend Items 4, 8, 10, 11, 12, 13 and 14 and Schedule II, the financial statement schedule, of our annual report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, to add the additional information contained herein.

                                      INDEX

                                                                             10-K/A Page
                                                                             -----------
Index                                                                             i

Part I

   Item 4 -     Submission of Matters to a Vote of Security Holders               1

Part II

   Item 8 -     Financial Statements and Supplementary Data                       2

Part III

   Item 10 -    Directors and Executive Officers of the Registrant               28

   Item 11 -    Executive Compensation                                           30

   Item 12 -    Security Ownership of Certain Beneficial Owners and
                Management                                                       33

   Item 13 -    Certain Relationships and Related Party Transactions             34

Part IV

   Item 14 -    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                      38

Financial Statement Schedule

Signatures

                                     PART I

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On November 3, 1999, FleetPride Corporation, our sole shareholder, approved an amendment to our Amended and Restated Articles of Incorporation changing our name from HDA Parts System, Inc. to FleetPride, Inc., by written consent in lieu of a meeting. There were 94,229 and 382,372.711 shares of our common stock and Series B Preferred Stock, respectively, outstanding on November 3, 1999, and our sole shareholder voted all of such shares in favor of the amendment.

                                     PART II

ITEM 8. Financial Statements and Supplementary Data.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of FleetPride Corporation and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of FleetPride Corporation and its subsidiaries ("FleetPride") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of FleetPride's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2000

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 1998 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                          1998                1999
                                                                                       -----------        ------------
ASSETS
Current assets:
   Cash and cash equivalents........................................................   $     8,328        $      6,445
   Trade accounts receivable, less allowance for doubtful
      accounts of $1,149 and $1,727 in 1998 and 1999................................        18,099              64,344
   Inventories, net.................................................................        41,453             113,585
   Prepaid expenses.................................................................            61               2,090
   Deferred tax asset...............................................................         2,588               4,581
   Current portion of patronage dividend receivable.................................         2,108               5,928
                                                                                       -----------        ------------
        Total current assets........................................................        72,637             196,973
Property, plant and equipment, net..................................................        13,613              27,390
Deferred financing fees.............................................................         5,424              13,802
Goodwill and other intangibles......................................................        55,496             222,689
Deferred tax asset..................................................................        12,516              11,245
Other assets........................................................................         4,238               5,575
                                                                                       -----------        ------------
        Total assets................................................................   $   163,924        $    477,674
                                                                                       ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.................................................................   $    14,105        $     37,861
   Accrued interest.................................................................         5,217               7,410
   Accrued liabilities relating to the acquisitions.................................         2,279               4,793
   Accrued liabilities..............................................................         7,649              15,482
                                                                                       -----------        ------------
        Total current liabilities...................................................        29,250              65,546
Line of credit......................................................................        18,200             121,250
Long-term debt......................................................................       100,000             100,000
                                                                                       -----------        ------------
        Total liabilities...........................................................       147,450             286,796
Stockholders' equity:
Preferred Stock, liquidation value $100, par value $.01
   per share (Series A outstanding: 881,420 in 1999 and
   435,750 in 1998, Series B outstanding: 779,940 in 1999
   and 0 in 1998, Series C outstanding: 1 in 1999 and 0 in
   1998 and Series D outstanding: 1 in 1999 and 0 in 1998)..........................        43,575             170,259
Common stock, par value $.01 per share (outstanding:
   393,664 in 1999 and 108,834 in 1998).............................................             1                   4
Additional paid-in capital..........................................................        14,325              60,266
Employee notes receivable...........................................................             -                (415)
Retained earnings (deficit).........................................................       (41,427)            (39,236)
                                                                                       -----------        ------------
        Total stockholders' equity..................................................        16,474             190,878
                                                                                       -----------        ------------
        Total liabilities & stockholders' equity....................................   $   163,924        $    477,674
                                                                                       ===========        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                     1997            1998          1999
                                                                                  -----------    ----------    -----------
Net sales......................................................................   $    57,837    $  103,295    $   358,363
Cost of sales..................................................................        36,611        65,855        234,709
                                                                                  -----------    ----------    -----------
Gross profit...................................................................        21,226        37,440        123,654
Selling general & administrative expenses......................................        16,143        31,030         97,446
                                                                                   ----------    ----------    -----------
      Operating income.........................................................         5,083         6,410         26,208
Other (income) / expense
   Interest expense............................................................           841         6,519         19,406
   Interest (income)...........................................................           (65)         (624)          (531)
   Other expense / (income)....................................................           (58)          (86)            58
                                                                                  -----------    ----------    -----------
Income before income taxes and extraordinary charge............................         4,365           601          7,275
Income tax expense (benefit)...................................................            93          (687)         3,574
                                                                                  -----------    ----------    -----------
Income before extraordinary charge.............................................         4,272         1,288          3,701
Extraordinary charge, net of taxes.............................................             -             -          1,510
                                                                                  -----------    ----------    -----------
Net income and comprehensive income............................................   $     4,272    $    1,288    $     2,191
Supplemental pro forma income data:
   Pro forma income taxes on income before extraordinary charge................   $     1,737    $      239    $     3,574
   Extraordinary charge, net of taxes..........................................             -             -          1,510
                                                                                  -----------    ----------    -----------
   Pro forma net income........................................................   $     2,628    $      362    $     2,191
                                                                                  ===========    ==========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                FLEETPRIDE, INC.      FLEETPRIDE
                                                   FLEETPRIDE, INC.       FLEETPRIDE, INC.         SERIES B          CORPORATION
                                                    COMMON STOCK         BRIDGE SECURITIES      PREFERRED STOCK      COMMON STOCK
                                                --------------------    -------------------    ------------------   --------------
                                                  PAR       PAID IN       PAR      PAID IN      PAR       PAID IN    PAR   PAID IN
                                                 VALUE      CAPITAL      VALUE     CAPITAL     VALUE      CAPITAL   VALUE  CAPITAL
                                                --------    --------    -------   ---------    ------    ---------  -----  -------
Balance at January 1, 1997 ..................   $      2    $    493    $   --      $   --     $   --     $   --    $--    $   --
Net Income and Comprehensive Income
Capital Contribution ........................                     25
Distribution to Owners
                                                --------    --------    ------      ------     ------     ------  -----  --------
Balance at December 31, 1997 ................          2         518        --          --         --         --     --        --
Distribution to Owners
Stock Repurchase of FleetPride, Inc. ........
Recapitalization ............................         (1)       (462)                               3     24,940
Recapitalization Fees and Other
Creation of deferred tax
asset for intangibles .......................                 14,217
Issuance of Bridge Securities ...............                               --       6,000
Repayment of Bridge Securities ..............                               --      (6,000)
Issuance of FleetPride, Inc. for
Acquisition of Stone Heavy Duty .............                      7                               --      2,993
Issuance of FleetPride, Inc. ................                     30                                1     10,300
Formation and Issuance of FleetPride
Corporation stock ...........................         (1)    (14,310)                              (4)   (38,233)     1    14,310
Issuance of FleetPride Corporation
stock for Truck and Trailer
Trailer Acquisition .........................                                                                        --         7
Issuance of FleetPride Corporation
stock for Truckparts Acquisition ............                                                                        --         5
Issuance of FleetPride Corporation
stock .......................................                                                                        --         3
                                                --------    --------    ------      ------     ------     ------  -----  --------

Net Income and Comprehensive Income
Balance at December 31, 1998 ................       --          --          --          --         --         --      1    14,325
Issuance of FleetPride Corporation
stock for Associated Truck Parts
Acquisition .................................                                                                        --        11
Issuance of FleetPride Corporation
stock for Tisco Acquisition .................                                                                        --         2
Issuance of FleetPride Corporation stock ....                                                                         1    15,145
Issuance of FleetPride Corporation
stock for Active Gear Acquisition ...........                                                                        --       281
Issuance of FleetPride Corporation
stock for Superior Truck & Auto
Supply Acquisition ..........................                                                                        --        84
Issuance of FleetPride Corporation
   stock for QDSP Acquisition ...............                                                                         1    19,606
Issuance of FleetPride Corporation
   stock in conjunction with QDSP
   Acquisition ..............................                                                                         1    10,812
Net Income and Comprehensive Income             ------      ------      ------      ------     ------     ------  -----  --------

Balance at December 31, 1999 ................   $   --      $   --      $   --      $   --     $   --     $   --    $ 4  $ 60,266
                                                ======      ======      ======      ======     ======     ======  =====  ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                    FLEETPRIDE          FLEETPRIDE
                                                    CORPORATION        CORPORATION
                                                     SERIES A           SERIES B
                                                 PREFERRED STOCK     PREFERRED STOCK    FLEETPRIDE,                         TOTAL
                                               ------------------    ----------------      INC.     EMPLOYEE    RETAINED   SHARE-
                                                 PAR      PAID IN      PAR    PAID IN   TREASURY     NOTES      EARNINGS   HOLDERS'
                                                VALUE     CAPITAL     VALUE   CAPITAL     STOCK    RECEIVABLE  (DEFICIT)   EQUITY
                                               -------    -------    ------  --------  ----------  ----------  ---------   -------
Balance at January 1, 1997 ..................   $  --     $  --      $  --    $    --    $(810)     $--        $  9,908   $  9,593
Net Income and Comprehensive Income .........                                                                     4,272      4,272
Capital Contribution........................                                                                                    25
Distribution to Owners ......................                                                                    (1,872)    (1,872)
                                                -------   -------    -------  ---------  -----      -----      --------   --------
   Balance at December 31, 1997 .............      --        --         --         --     (810)      --          12,308     12,018
Distribution to Owners ......................                                                                    (1,390)    (1,390)
Stock Repurchase of FleetPride, Inc. ........                                          (25,821)                            (25,821)
Recapitalization ............................                                           26,631                  (51,111)      --
Recapitalization Fees and Other .............                                                                    (2,522)    (2,522)
Creation of deferred tax
   asset for intangibles ....................                                                                               14,217
Issuance of Bridge Securities ...............                                                                                6,000
Repayment of Bridge Securities ..............                                                                               (6,000)
Issuance of FleetPride, Inc. for
   Acquisition of Stone Heavy Duty ..........                                                                                3,000
Issuance of FleetPride, Inc. ................                                                                               10,331
Formation and Issuance of FleetPride
   Corporation stock ........................         4    38,233                                                             --
Issuance of FleetPride Corporation
   stock for Truck and Trailer
Trailer Acquisition .........................      --       2,993                                                            3,000
Issuance of FleetPride Corporation
   stock for Truckparts Acquisition .........      --       1,995                                                            2,000
Issuance of FleetPride Corporation stock ....      --         350
                                                                                                                               353
Net Income and Comprehensive Income .........                                                                     1,288      1,288
                                                -------   -------    -------  ---------  -----      -----      --------   --------
Balance at December 31, 1998 ................         4    43,571       --         --     --         --         (41,427)    16,474
Issuance of FleetPride Corporation
   stock for Associated Truck Parts
   Acquisition ..............................         1     4,988                                                            5,000
Issuance of FleetPride Corporation
   stock for Tisco Acquisition ..............      --         748                                                              750
Issuance of FleetPride Corporation stock ....         4    37,891                                    (415)                  52,626
Issuance of FleetPride Corporation
   stock for Active Gear Acquisition ........      --         719                                                            1,000
Issuance of FleetPride Corporation
   stock for Superior Truck & Auto
   Supply Acquisition .......................      --         216                                                              300
Issuance of FleetPride Corporation
   stock for QDSP Acquisition ...............                              5     52,924                                     72,536
Issuance of FleetPride Corporation
   stock in conjunction with
   QDSP Acquisition .........................                              3     29,185                                     40,001
Net Income and Comprehensive Income .........                                                                     2,191      2,191
                                                -------   -------    -------  ---------  -----      -----      --------   --------

Balance at December 31, 1999 ................   $     9   $88,133    $     8  $  82,109  $--        $(415)     $(39,236)  $190,878
                                                =======   =======    =======  =========  =====      =====      ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                1997         1998         1999
                                                                                             ---------    ---------    ---------
Operating activities:
   Income before extraordinary charge ....................................................   $   4,272    $   1,288    $   3,701
   Extraordinary charge, net of taxes ....................................................        --           --          1,510
                                                                                             ---------    ---------    ---------
   Net income ............................................................................       4,272        1,288        2,191
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation .......................................................................       1,187        1,752        3,104
      Amortization .......................................................................          54          863        4,890
      Deferred tax expense (benefit) .....................................................        --           (887)       1,704
      (Gain) on sale of property and equipment ...........................................         (58)         (86)         (58)
      Changes in operating assets and liabilities:
        Accounts receivable ..............................................................        (910)          40       (5,745)
        Patronage dividend receivable ....................................................        (387)        (868)      (3,820)
        Inventories ......................................................................      (2,285)      (1,366)
                                                                                                                          (3,700)
        Prepaid expenses .................................................................        (348)         564        8,618
        Other assets .....................................................................          28         (721)       1,998
        Deferred tax asset ...............................................................        --            887       (2,426)
        Accounts payable .................................................................        (499)      (1,634)       3,048
        Accrued liabilities ..............................................................          77        7,113      (12,233)
                                                                                             ---------    ---------    ---------
           Net cash provided by operating activities .....................................       1,131        6,945       (2,429)
Investing activities:
   Acquisition of property and equipment .................................................      (1,627)      (1,668)      (4,069)
   Proceeds from sale of property and equipment ..........................................          98          116         --
   Acquisitions, net of cash acquired ....................................................        --        (74,527)    (122,582)
                                                                                             ---------    ---------    ---------
           Net cash used by investing activities .........................................      (1,529)     (76,079)    (126,651)
Financing activities:
   Short term borrowings .................................................................       2,412       (4,716)        --
   Proceeds of revolving line of credit ..................................................      10,680         --        142,000
   Payments of revolving line of credit ..................................................     (10,503)        (677)    (126,828)
   Proceeds on term loan (net of fees) ...................................................        --         68,481       69,493
   Payments on term loan .................................................................        --        (51,993)     (46,365)
   Principal payment of long-term debt ...................................................        (455)     (10,802)        --
   Proceeds from issuance of long-term debt (net of fees) ................................         150       95,931         --
   Payment of bond consent and fees ......................................................        --           --         (3,730)
   Payments for stock repurchase .........................................................        --        (25,821)        --
   Payments of recapitalization fees .....................................................        --         (2,522)        --
   Proceeds from issuance of Preferred Stock .............................................        --         10,651       66,668
   Proceeds from issuance of Common Stock ................................................        --             33       25,959
   Distribution to owners ................................................................      (1,872)      (1,294)        --
   Contribution to stockholders' equity ..................................................          25         --           --
                                                                                             ---------    ---------    ---------
           Net cash provided by financing activities .....................................         437       77,271      127,197
                                                                                             ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .........................................          39        8,137       (1,883)
Cash and cash equivalents at beginning of year ...........................................         152          191        8,328
                                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year .................................................   $     191    $   8,328    $   6,445
                                                                                             =========    =========    =========
Supplemental disclosure of cash flow information:
   Cash paid for interest ................................................................   $     841    $   1,214    $   9,470
   Cash paid for income taxes ............................................................          77          273          473
Details of Acquisitions
   Fair value of assets and liabilities acquired .........................................   $    --      $  83,226    $ 208,115
   Less equity payments ..................................................................        --          8,000       79,586
                                                                                             ---------    ---------    ---------
   Cash paid .............................................................................        --         75,226
                                                                                                                         128,529
   Less cash acquired ....................................................................        --            699        5,947
                                                                                             ---------    ---------    ---------
           Net cash paid for acquisitions ................................................   $    --      $  74,527    $ 122,582
                                                                                             =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------


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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------


NOTE 1 - ACCOUNTING POLICIES, CONTINUED

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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------


NOTE 1 - ACCOUNTING POLICIES, CONTINUED

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

NOTE 2 - INVENTORIES

Inventories consisted of the following at December 31:

                                                    1998              1999
                                                ------------      -----------

Parts inventory..............................   $     35,959      $    99,783
Cores........................................          5,494           13,802
                                                ------------      -----------
                                                $     41,453      $   113,585
                                                ============      ===========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                             1998        1999
                                           --------    --------

Land ...................................   $     20    $  2,947
Buildings and building improvements ....      7,732       8,964
Furniture and fixtures .................        920       4,016
Vehicles ...............................      3,862       7,942
Machinery and equipment ................      7,907      13,453
Less: accumulated depreciation .........     (6,828)     (9,932)
                                           --------    --------
Net property and equipment .............   $ 13,613    $ 27,390
                                           ========    ========


NOTE 4 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following at December 31:


                                              1998         1999
                                           ---------    ---------

Goodwill ...............................   $  54,061    $ 221,618
Other intangibles ......................       2,117        5,784
Less: accumulated amortization .........        (682)      (4,713)
                                           ---------    ---------
Net goodwill and other intangibles .....   $  55,496    $ 222,689
                                           =========    =========

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


NOTE 5 - BORROWINGS

REVOLVING LINE OF CREDIT

At December 30, 1998, FleetPride increased its maximum availability to $85.0 million on a revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, at 2.3% or, at FleetPride's option, several other common indices. The interest rate at December 31, 1998, was 7.8%. FleetPride has pledged all of its assets as collateral. FleetPride's outstanding balance at December 31, 1998, was $18.2 million. On September 30, 1999, in conjunction with the transaction with QDSP Holdings, Inc. and its subsidiaries, this credit facility, and the prior credit facility of QDSP Holdings, Inc. and its subsidiaries, were replaced with a new credit agreement.

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

The debt agreements described above contain certain covenants that, among other things, limit the ability of FleetPride to: (i) pay dividends or make certain other restricted payments; (ii) incur additional debt; (iii) encumber or sell assets; (iv) enter into certain guarantees of debt; (v) enter into transactions with affiliates; and (vi) merge or consolidate with any other entity or transfer or lease all or substantially all of their assets.

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

In connection with these acquisitions, FleetPride has recorded aggregate goodwill of $221.6 million and certain liabilities totaling $5.8 million in connection with vendor consolidations, the closure of duplicate facilities, and other activities that will be phased out during 1999 and 2000. Of the liabilities established related to acquisitions, in 1999 FleetPride charged $648 for employee costs, $152 for stores and support facilities and $146 for other items.

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

                                                             1998                           1999
                                                             ----                           ----
                                                     ACTUAL        PROFORMA         ACTUAL        PROFORMA
                                                     ------        --------         ------        --------
                                                          (UNAUDITED)                    (UNAUDITED)

Net sales.........................................  $ 103,295      $ 545,582       $ 358,363      $ 553,884
Net income and comprehensive
  income (loss)...................................      1,288          7,271           2,191          7,196


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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK

The following are the number of shares outstanding for each of FleetPride, Inc.'s and FleetPride Corporation's classes of common stock as of the dates indicated:


                                                                                                             FLEETPRIDE
                                                    FLEETPRIDE, INC.                      FLEETPRIDE, INC.   CORPORATION
                                                      COMMON STOCK     BRIDGE SECURITIES    COMMON STOCK    COMMON STOCK
                                                     (PAR VALUE $1)    (PAR VALUE $.01)   (PAR VALUE $.01)(PAR VALUE $.01)
                                                     --------------    ----------------   --------------------------------
Balance at January 1, 1997.......................              938                 --                 --                --
Balance at December 31, 1997.....................              938                 --                 --                --
                                                    --------------    ---------------    ---------------   ---------------
Stock repurchase.................................             (481)
Recapitalization.................................             (457)                               57,227
Issuance of bridge security .....................                              30,000
Repayment of bridge security.....................                             (30,000)
Issuance of acquisition of Stone Heavy
  Duty, Inc......................................                                                  6,867
Issuance to employees and others.................                                                 30,135
Formation of FleetPride Corporation..............                                                (94,229)           94,229
Issuance for acquisition of Truck and
  Trailer Parts, Inc.............................                                                                    6,867
Issuance for acquisition of Truckparts, Inc......                                                                    4,578
Issuance to employees............................                                                                    3,160
                                                    --------------    ---------------    ---------------   ---------------
Balance at December 31, 1998.....................               --                 --                 --           108,834
Issuance of acquisition of Associated
  Brake Supply, Inc. and subsidiaries............                                                                   11,446
Issuance of acquisition of Tisco,................                                                                    1,717
  Inc. and Tisco of Redding, Inc.
Issuance of acquisition of Active Gear, L.L.C.                                                                       1,651
Issuance of acquisition of Superior Truck
  & Auto Supply, Inc.............................                                                                      495
Issuance of acquisition of QDSP Holdings,
  Inc. and subsidiaries..........................                                                                  115,338
Issuance to employees and others.................                                                                  153,792
                                                    --------------    ---------------    ---------------   ---------------
Balance at December 31, 1999.....................               --                 --                 --           393,273
                                                    ==============    ===============    ===============   ===============

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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------


NOTE 9 - PREFERRED STOCK

The following are the number of shares issued for each of the FleetPride, Inc.'s and FleetPride Corporation's classes of preferred stock as of the dates indicated:


                                                   FLEETPRIDE,   FLEETPRIDE    FLEETPRIDE    FLEETPRIDE     FLEETPRIDE
                                                      INC.       CORPORATION   CORPORATION   CORPORATION    CORPORATION
                                                   SERIES B      SERIES A       SERIES B      SERIES C        SERIES D
                                                   PREFERRED     PREFERRED      PREFERRED     PREFERRED      PREFERRED
                                                    STOCK          STOCK          STOCK         STOCK          STOCK
                                                  (PAR VALUE     (PAR VALUE)   (PAR VALUE)   (PAR VALUE)    (PAR VALUE)
                                                     $.01)          $.01)         $.01)         $.01)          $.01)
                                                  ----------     -----------   -----------   -----------    -----------
Balance at January 1, 1997......................       --             --             --           --           --
Balance at December 31, 1997....................       --             --             --           --           --
Recapitalization................................   249,428
Issuance of acquisition of Stone Heavy
   Duty, Inc....................................    29,931
Issuance to employees and others................   103,013
Formation of FleetPride Corporation.............  (382,372)       382,372
Issuance for acquisition of Truck and
   Trailer Parts, Inc...........................                  29,931
Issuance for acquisition of Truckparts,
   Inc..........................................                   19,954
Issuance to employees and others................                    3,493
                                                  --------   ------------   ------------  -----------    ---------
Balance at December 31, 1998....................      --          435,750             --           --           --
   Issuance of acquisition of Associated
     Brake Supply, Inc. and subsidiaries........                   49,886
   Issuance of acquisition of Tisco,
     Inc. and Tisco of Redding, Inc.............                    7,483
   Issuance of acquisition of Active Gear,
     L.L.C......................................                    7,194
   Issuance of acquisition of Superior Truck
     & Auto Supply, Inc.........................                    2,158
   Issuance of acquisition of QDSP Holdings,
     Inc. and subsidiaries......................                       --        502,719            1            1
   Issuance to employees and others.............                  378,949        277,221
                                                  --------   ------------   ------------  -----------    ---------
   Balance at December 31, 1999.................      --          881,420        779,940            1            1
                                                  ========   ============   ============  ===========    =========


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


NOTE 9 - PREFERRED STOCK, CONTINUED

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

Consolidating Balance Sheet at December 31, 1998:


                                                     FLEETPRIDE   GUARANTOR     CONSOLIDATED
                                                        INC.     SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                     ----------  ------------   ------------    ---------
ASSETS
Current assets:
   Cash & cash equivalents .......................   $  7,791     $    537      $   --          $  8,328
   Accounts receivable, net ......................     13,344        4,755          --            18,099
   Inventories ...................................     33,377        8,076          --            41,453
   Other current assets ..........................      4,562          195          --             4,757
                                                     --------     --------      --------        --------
      Total current assets .......................     59,074       13,563          --            72,637
Property, plant & equipment, net .................     12,705          908          --            13,613
Investments ......................................     34,497         --         (34,497)           --
Other long term assets ...........................     21,773          405          --            22,178
Goodwill and other intangibles ...................     30,844         --          24,652          55,496
                                                     --------     --------      --------        --------
      Total assets ...............................   $158,893     $ 14,876      $ (9,845)       $163,924
                                                     ========     ========      ========        ========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable .................................   $     12     $    149      $   --          $    161
   Accounts payable ..............................     10,780        3,325          --            14,105
   Accrued liabilities ...........................     13,427        1,557          --            14,984
                                                     --------     --------      --------        --------
      Total current liabilities ..................     24,219        5,031          --            29,250
Revolving credit facility ........................     18,200         --            --            18,200
12% senior subordinated notes ....................    100,000         --            --           100,000
                                                     --------     --------      --------        --------
        Total liabilities ........................    142,419        5,031          --           147,450
                                                     --------     --------      --------        --------
      Total stockholders' equity .................     16,474        9,845        (9,845)         16,474
                                                     --------     --------      --------        --------
   Total liabilities and stockholders' equity ....   $158,893     $ 14,876      $ (9,845)       $163,924
                                                     ========     ========      ========        ========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


NOTE 10 - FLEETPRIDE, INC. CONDENSED FINANCIAL INFORMATION, CONTINUED

Consolidating Balance Sheet at December 31, 1999:


                                         FLEETPRIDE   GUARANTOR    CONSOLIDATED
                                            INC.    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                        ----------- ------------   ------------   ---------
ASSETS
Current assets:
   Cash & cash equivalents ..........   $   5,847   $     598        $    --      $   6,445
   Accounts receivable, net .........      25,406      38,938             --         64,344
   Inventories ......................      42,487      71,098             --        113,585
   Other current assets .............       8,242       4,357             --         12,599
                                        ---------   ---------        ---------    ---------
      Total current assets ..........      81,982     114,991             --        196,973
Property, plant & equipment, net ....      13,741      13,649             --         27,390
Investments .........................     253,086        --           (253,086)        --
Other long term assets ..............      26,737       3,885             --         30,622
Goodwill and other intangibles ......      52,880        --            169,809      222,689
                                        ---------   ---------        ---------    ---------
        Total assets ................   $ 428,426   $ 132,525        $ (83,277)   $ 477,674
                                        =========   =========        =========    =========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................   $  17,867   $  19,994        $    --      $  37,861
   Accrued liabilities ..............      13,816      13,869             --         27,685
                                        ---------   ---------        ---------    ---------
      Total current liabilities .....      31,683      33,863             --         65,546
Revolving credit facility ...........     121,250        --               --        121,250
12% senior subordinated notes .......     100,000        --               --        100,000
                                        ---------   ---------        ---------    ---------
        Total liabilities ...........     252,933      33,863             --        286,796
                                        ---------   ---------        ---------    ---------
      Total stockholders' equity ....     175,493      98,662          (83,277)     190,878
                                        ---------   ---------        ---------    ---------
   Total liabilities and
      stockholders' equity ..........   $ 428,426   $ 132,525        $ (83,277)   $ 477,674
                                        =========   =========        =========    =========


Consolidating Income Statement at December 31, 1998:


                                                             FLEETPRIDE,   GUARANTOR     CONSOLIDATED
                                                               INC.       SUBSIDIARIES       TOTAL
                                                             -----------   ---------     ------------
Net sales ................................................   $  95,089    $   8,206       $ 103,295
Cost of sales ............................................      59,690        6,165          65,855
                                                             ---------    ---------       ---------
Gross profit .............................................      35,399        2,041          37,440
Selling, general & administrative expenses ...............      29,498        1,532          31,030
                                                             ---------    ---------       ---------
Operating income .........................................       5,901          509           6,410
Interest expense .........................................       6,519         --             6,519
Interest (income) ........................................        (624)        --              (624)
Other (income)/expense ...................................         (87)           1             (86)
                                                             ---------    ---------       ---------
Income before income taxes and extraordinary charge ......          93          508             601
Income tax expense (benefit) .............................        (687)        --              (687)
                                                             ---------    ---------       ---------
Income before extraordinary charge .......................         780          508           1,288
Extraordinary charge, net of taxes .......................        --           --              --
                                                             ---------    ---------       ---------
Income and comprehensive income ..........................   $     780    $     508       $   1,288
                                                             =========    =========       =========

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

NOTE 10 - FLEETPRIDE, INC. CONDENSED FINANCIAL INFORMATION, CONTINUED

Consolidating Income Statement at December 31, 1999:


                                                           FLEETPRIDE,  GUARANTOR    CONSOLIDATED
                                                             INC.      SUBSIDIARIES      TOTAL
                                                           ----------  ------------  -----------
Net sales ..............................................   $  59,979    $298,384      $ 358,363
Cost of sales ..........................................      37,310      197,399       234,709
                                                           ---------    ---------     ---------
Gross profit ...........................................      22,669      100,985       123,654
Selling, general & administrative expenses .............      21,817       75,629        97,446
                                                           ---------    ---------     ---------
Operating income .......................................         852       25,356        26,208
Interest expense .......................................      19,320           86        19,406
Interest (income) ......................................        (451)         (80)         (531)
Other (income)/expense ...............................           102          (44)           58
                                                           ---------    ---------     ---------
Income before income taxes and extraordinary charge ....     (18,119)      25,394         7,275
Income tax expense (benefit) ...........................       3,316          258         3,574
                                                           ---------    ---------     ---------
Income before extraordinary charge .....................     (21,435)      25,136         3,701
Extraordinary charge, net of taxes .....................       1,510         --           1,510
                                                           ---------    ---------     ---------
Income and comprehensive income ........................   $ (22,945)   $  25,136     $   2,191
                                                           =========    =========     =========


Consolidating Statement of Cash Flows at December 31, 1998:

                                                              FLEETPRIDE,   GUARANTOR     CONSOLIDATED
                                                                 INC.      SUBSIDIARIES      TOTAL
                                                              ----------   ------------   ------------
Net income and comprehensive income ........................   $    779    $    509         $  1,288
Adjustments to reconcile net income to net
   cash provided by operating activities ...................      5,700         (43)           5,657
                                                               --------    --------         --------
Cash provided by operating activities ......................      6,479         466            6,945
Cash (used)/provided by investing activities ...............    (76,150)         71          (76,079)
Cash provided by financing activities ......................     77,271        --             77,271
                                                               --------    --------         --------
Net increase in cash .......................................      7,600         537            8,137
Cash and cash equivalents at the beginning of period .......        191        --                191
                                                               --------    --------         --------
Cash and cash equivalents at the end of period .............   $  7,791    $    537         $  8,328
                                                               ========    ========         ========


Consolidating Statement of Cash Flows, For the Year Ended December 31, 1999:


                                                            FLEETPRIDE,   GUARANTOR     CONSOLIDATED
                                                               INC.      SUBSIDIARIES       TOTAL
                                                            ---------    ------------   ------------
Net income and comprehensive income .....................   $ (22,945)   $  25,136        $   2,191
Adjustments to reconcile net income to net cash
   provided by operating activities .....................      (6,609)       1,989           (4,620)
                                                            ---------    ---------        ---------
Cash provided by operating activities ...................     (29,554)      27,125           (2,429)
Cash (used)/provided by investing activities ............    (126,651)        --           (126,651)
Cash provided by financing activities ...................     127,197         --            127,197
                                                            ---------    ---------        ---------
Net increase in cash ....................................     (29,008)      27,125           (1,883)
Cash and cash equivalents at the beginning of period ....       8,328         --              8,328
                                                            ---------    ---------        ---------
Cash and cash equivalents at the end of period ..........   $ (20,680)   $  27,125        $   6,445
                                                            =========    =========        =========

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

           2000..................            9,230
           2001..................            8,349
           2002..................            7,897
           2003..................            6,834
           2004..................            4,868
           Thereafter............           14,259
                                   ---------------
                                   $        51,437
                                   ===============


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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES

The income tax expense (benefit) for the years ended December 31, consists of the following:

                                        1997       1998       1999
                                      -------    -------    -------

Current tax expense
Federal ...........................   $  --      $  --      $   241
State and local ...................        93        200        630
Deferred tax expense (benefit)
Federal ...........................      --         (751)     2,162
State and local ...................      --         (136)      (458)
                                      -------    -------    -------
                                      $    93    $  (687)   $ 2,575
                                      =======    =======    =======

The provision for income tax differs from the statutory tax expense computed by applying the Federal corporate rate of 34% for the years ended December 31 as follows:

                                                   1997      1998       1999
                                                 -------   -------    -------

Taxes computed at statutory rate .............   $    93       204      1,620
State tax expense, net of Federal benefit ....      --          42        114
Income earned while an S corporation .........      --      (1,017)      --
Goodwill amortization ........................      --           5        491
Other non-deductible expenses ................      --          79        350
                                                 -------   -------    -------
Total income tax expense (benefit) ...........   $    93   $  (687)   $ 2,575
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

The approximate tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and deferred tax liability are as follows at December 31:

                                           1998        1999
                                        --------    --------

Inventories .........................   $    619    $  3,215
Property, plant and equipment .......       --           169
Accrued liabilities .................        167       1,243
Recapitalization ....................     13,664      12,716
Net operating loss carryforwards ....        854       2,231
Other ...............................       --            44
                                        --------    --------
Total deferred tax asset ............     15,304      19,618
Rebates receivable ..................       --        (2,532)
Goodwill and other intangibles ......       (200)     (1,260)
                                        --------    --------
Total deferred tax liability ........       (200)     (3,792)
                                        --------    --------
Net deferred tax asset ..............   $ 15,104    $ 15,826
                                        ========    ========


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


                                                                            NUMBER              WEIGHTED
                                                                           OF SHARES             AVERAGE
                                                                         (IN THOUSANDS)     EXERCISE PRICE
                                                                         --------------     --------------
Outstanding at December 31, 1998....................................             --                  --
Granted.............................................................         15,656             $   170
Exercised...........................................................             --                  --
Canceled............................................................             --                  --
                                                                          ---------             -------
Outstanding (held by 38 optionees) at December 31, 1999.............         15,656             $   170
                                                                          ---------             -------
Options exercisable at December 31, 1999............................            440             $   170
                                                                          ---------             -------


FleetPride continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for FleetPride's stock-based compensation plan been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," FleetPride's net earnings would have been reduced to the pro forma amounts indicated below. The pro forma effects of applying SFAS 123 are not indicative of future amounts. Additional stock option awards are anticipated in future years.

                                                                      1999
                                                                  -----------
         Net earnings (in thousands)
                 As reported....................................  $     2,191
                 Pro forma......................................  $     2,090
                                                                  -----------

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


NOTE 15 - STOCK COMPENSATION PLANS, CONTINUED

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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth information regarding our executive officers and directors as of December 31, 1999:


                  Name                         Age                                  Position
------------------------------------------     -------     ----------------------------------------------------------------
John J. Greisch                                43          President, Chief Executive Officer and Director
John P. Miller                                 42          Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony W. Cavalle                             44          Vice President Operations
Frederick J. Warren                            60          Chairman of the Board of Directors
Robert Anderson                                79          Director
W. Larry Clayton                               53          Director
Richard R. Crowell                             45          Director
Christopher A. Laurence                        32          Director
Gerald L. Parsky                               57          Director
William S. Wade                                52          Director


         JOHN J. GREISCH, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Greisch has served as our President, Chief Executive Officer and as a director since joining us in June 1998. From May 1986 to December 1997, Mr. Greisch served in various positions at The Interlake Corporation, a global industrial equipment manufacturer with approximately $800 million in 1997 sales that was acquired by GKN plc in early 1999. Most recently, Mr. Greisch served as President of the Material Handling Group, Interlake's largest operating unit with approximately $475 million in 1997 sales, and before that he served as Vice President of Finance, Chief Financial Officer. Mr. Greisch is a Certified Public Accountant.

         JOHN P. MILLER, VICE PRESIDENT OF FINANCE, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY. Mr. Miller has served as our Vice President of Finance, Chief Financial Officer and Secretary since joining us in June 1998 and our Treasurer since November 1999. From 1997 to June 1998, Mr. Miller served as Chief Financial Officer of Peapod, Inc., an internet-based grocery shopping service. From 1985 to 1997, Mr. Miller served in various positions at Interlake. Mr. Miller last served as Controller for Interlake, and before that he served as Vice President Finance for Interlake's Material Handling Group. Mr. Miller is a Certified Public Accountant.

         ANTHONY W. CAVALLE, VICE PRESIDENT OPERATIONS. Mr. Cavalle has served as Vice President Operations since joining us in October 1998. From 1997 to October 1998, Mr. Cavalle served as Executive Vice President Operations of Carstar, a franchiser and consolidator of collision service centers with approximately $250 million in 1998 sales. From 1981 to 1997, Mr. Cavalle served in various positions at Chief Auto Parts, an auto parts retailer and distributor with approximately $500 million in 1997 sales. Mr. Cavalle's most recent position at Chief Auto Parts was as Vice President Commercial and International Business and before that he served as Vice President Marketing.

         FREDERICK J. WARREN, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Warren has served as a director since June 1998. Mr. Warren has been with Brentwood Associates since co-founding it in 1972 and is presently a general partner of Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P., a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Warren is also a director of PulsePoint Communications.

         ROBERT ANDERSON, DIRECTOR. Mr. Anderson has served as a director since October 1999. Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988. Mr. Anderson is a director of Gulfstream Aerospace Corporation, Motor Cargo Industries, Inc. and Optical Data Systems Company.

         W. LARRY CLAYTON, DIRECTOR. Mr. Clayton has served as a director since our inception in June 1998. Mr. Clayton served as a Regional General Manager from June 1998 to September 1999. Mr. Clayton is the founder of City Truck & Trailer Parts, Inc., and served as President of City Truck from its inception in 1975.

         RICHARD R. CROWELL, DIRECTOR. Mr. Crowell has served as a director since October 1999. Mr. Crowell is President and a founding partner of Aurora Capital Partners. Prior to forming Aurora Capital Partners in 1991, Mr. Crowell was Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P., since its inception in 1987.

         CHRISTOPHER A. LAURENCE, DIRECTOR. Mr. Laurence has served as a director since June 1998. Mr. Laurence joined Brentwood in 1991 and is presently a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Laurence is also a director of Aspen Marketing Group, Inc., Silver Cinemas International, Inc. and World Point Logistics.

         GERALD L. PARSKY, DIRECTOR. Mr. Parsky has served as a director since October 1999. Mr. Parsky is the Chairman and a founding partner of Aurora Capital Partners. Prior to forming Aurora Capital Partners in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP.

         WILLIAM S. WADE, DIRECTOR. Mr. Wade has served as a director since October 1999. Prior to joining the board, Mr. Wade served as the Chief Executive Officer of QDSP Holdings, Inc. since its inception in 1998. From 1997 to 1998, he served as Senior Vice President of Stant Corporation, and from 1994 to 1997, he served as the Chief Executive Officer of Americas of F.A.G. Bearings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Not applicable.

ITEM 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation we paid for services rendered during the year ended December 31, 1999 to our Chief Executive Officer and to each of our other most highly compensated named executive officers that earned compensation in excess of $100,000.

                                                        ANNUAL COMPENSATION(1)              LONG-TERM COMPENSATION
                                                        ----------------------        -------------------------------------
                                                                                                              SECURITIES
                                                                                          RESTRICTED          UNDERLYING
         NAME AND PRINCIPAL POSITION           YEAR    SALARY ($)    BONUS($)(2)       STOCK AWARDS ($)       OPTIONS (#)
         ---------------------------           ----    ----------    ------------      ----------------       -----------
John J. Greisch (3)                            1999     $282,885      $147,500                --                7,000
     President and Chief Executive Officer     1998      157,747        82,106                --                  --

John P. Miller (4)                             1999      177,692        75,000                --                  750
     Vice President of Finance, Chief          1998       81,441        69,255              $99,761               --
     Financial Officer, Secretary and
     Treasurer

Anthony W. Cavalle (5)                         1999      175,000        49,051                --                  --
     Vice President Operations                 1998       47,677        16,285                --                  --

Gene L. Curtin (6)                             1999      154,308        43,862                --                1,500(7)
     Vice President and Chief Information
     Officer

--------------------
(1) The four named executive officers receive perquisites from us, but in 1999 such perquisites did not reach the threshold for reporting of the lesser of $50,000 or ten percent of salary and bonus set forth in the applicable rule of the Securities and Exchange Commission.

(2) The amounts disclosed in the Bonus column were all awarded under our Executive Incentive Compensation Plan, except the amount disclosed for Mr. Curtin includes a payment of $30,000 in 1999 pursuant to a signing bonus.

(3)  Mr. Greisch became our President and Chief Executive Officer on June 1,
     1998.

(4) Mr. Miller became our Vice President of Finance, Chief Financial Officer and Secretary on June 29, 1998. Mr. Miller became Treasurer on November 3, 1999. The amount of Mr. Miller's 1998 restricted stock awards represent the difference between the purchase price and the fair market value of the shares of FleetPride Corporation preferred stock Mr. Miller acquired in July 1998.

(5)  Mr. Cavalle became our Vice President of Operations on October 6, 1998.

(6) Mr. Curtin became our Vice President and Chief Information Officer on February 1, 1999. Mr. Curtin resigned on January 5, 2000.

(7) On February 1, 1999, FleetPride Corporation granted Mr. Curtin options to purchase 750 shares of common stock with an exercise price of $170 per share, expiring on January 31, 2009, and vesting over eight years from the date of grant, subject to possible acceleration of vesting. These options were canceled on January 5, 2000.

     On November 3, 1999, Mr. Curtin entered into a Nonqualified Stock Option Agreement with FleetPride Corporation under which Mr. Curtin was granted options to purchase an additional 750 shares of common stock. These options were canceled on January 5, 2000. See "---Option/SAR Grants in Last Fiscal Year" below.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below provides information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 1999. We did not grant any stock appreciation rights in 1999.


                                                        Individual Grants (1)
                                -----------------------------------------------------------      Potential Realizable
                                                                                                    Value at Assumed
                                  Number of     Percent of Total                                 Annual Rates of Stock
                                  Securities        Options                                       Price Appreciation
                                  Underlying       Granted to       Exercise or                     for Option Term
                                   Options        Employees in      Base Price   Expiration   -------------------------
                                 Granted (#)    Fiscal year (%)   (per share)($) Date (2)      5%               10%
                                 -----------    ---------------   -------------- ----------   -------------------------
John J. Greisch...........         7,000              44.7            $170        11/03/09     $748,385     $1,896,554
John P. Miller............           750              4.79            $170        11/03/09       80,184        203,202
Anthony W. Cavalle .......             0                --              --           --            --             --
Gene L. Curtin............           750(3)           4.79            $170         1/31/09       80,184        203,202
                                     750(4)           4.79            $170        11/03/09       80,184        203,202
----------------

(1) Except with respect to the option grant referenced in note (3) below, all of the option grants reflected in this table were made pursuant to nonqualified stock option agreements under FleetPride Corporation's 1999 Equity Incentive Plan. On the initial vesting date under the option agreements, which is December 31, 1999 or December 31, 2000 depending on the terms of the particular option agreement, 10 percent of the options granted to each optionee will become vested and exercisable. An additional 10 percent of the options will become vested and exercisable on each of the first four anniversaries of the initial vesting date, an additional 16.66 percent of the options will become vested and exercisable on the fifth anniversary of the initial vesting date and an additional 16.67 percent of the options will become exercisable on each of the sixth and seventh anniversaries of the initial vesting date. The options will only vest and become exercisable as long as the optionee remains an employee of ours.

         In addition, the options that are scheduled to vest on the fifth, sixth, and seventh anniversaries of the initial vesting date, which equal 50 percent of the total amount of options granted to each optionee, may be subject to accelerated vesting based on satisfaction of performance standards set forth in the option agreements. Depending on the extent to which the performance standards are met, up to 20 percent of the options subject to performance standards may become vested and exercisable on the initial vesting date and up to 20 percent of the options subject to performance standards may become vested and exercisable on each of the first four anniversaries of the initial vesting date. Options that do not vest in any year based on failure to satisfy the performance standards may vest in the following year in accordance with the terms of the option agreements.

         All option shares will become immediately vested and exercisable upon death or disability of the optionee or upon our merger, consolidation or reorganization, sale of substantially all of ours and our subsidiaries' assets or various other events.

(2) Unless terminated earlier upon termination of the optionee's employment in accordance with the terms of the option agreement.

(3) See "---Summary Compensation Table" above. These options were canceled on January 5, 2000.

(4)      These options were canceled on January 5, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         None of our named executive officers held or holds stock appreciation rights or exercised stock options during 1999. The following table sets forth information regarding the number and value of unexercised stock options held by each of the named executive officers as of December 31, 1999.


                                                                             Number of Securities         Value of Unexercised
                                                                            Underlying Unexercised            In-the-Money
                                                                                  Options at                   Options at
                                                                              Fiscal Year End (#)          Fiscal Year End ($)
                                                                           -------------------------     -----------------------
                                    Acquired on            Value                 Exercisable/                 Exercisable/
Name                                Exercise (#)        Realized ($)            Unexercisable                Unexercisable
------------------------------     ---------------    -----------------    -------------------------     -----------------------
John J. Greisch..............                0                 0                   0/7,000                         0/0
John P. Miller...............                0                 0                    0/750                          0/0
Anthony W. Cavalle ..........                --                --                    --                            --
Gene L. Curtin...............                0                 0                  75/1,425(1)                      0/0

(1)  Mr. Curtin's options were canceled on January 5, 2000.

COMPENSATION OF DIRECTORS

         The members of our board of directors do not receive any compensation for their services as directors. They do receive reimbursement for travel and other expenses incurred in their capacity as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, Messrs. Clayton, Anderson, Parsky and Warren served as members of the compensation committee. Mr. Warren is Chairman of our board of directors. Mr. Clayton served as a regional general manager during 1999. Messrs. Warren and Parsky may have indirect interests in our management services agreement based on their positions as managing members of the general partner of Brentwood Associates Buyout Fund II, L.P., in the case of Mr. Warren and the general partner of Aurora Capital Group, in the case of Mr. Parsky, as described under the caption "Certain Relationships and Related Party Transactions--Relationship with Brentwood and Aurora." None of our executive officers has served on the board of directors or compensation committee of any other entity any of whose officers served either on our board of directors or compensation committee.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

EMPLOYMENT CONTRACTS

         Our indirect subsidiary, Quality Distribution Service Partners, Inc., entered into an employment agreement with William S. Wade as Chairman, Chief Executive Officer and President. This agreement became effective on July 31, 1998 and was terminated as of December 31, 1999. We terminated Mr. Wade's employment without cause and we are required to pay him $20,833 per month until July 30, 2001. Mr. Wade also has a term life insurance policy procured and paid for by us and he is entitled to participate in any group insurance, hospitalization, medical, dental, health, accident, disability or similar plan or program.


CHANGE-IN-CONTROL ARRANGEMENTS

         See "Executive Compensation-Option/SAR Grants in Last Fiscal Year" and "Certain Relationships and Related Party Transactions-Stock Purchase Agreements."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         We are a wholly-owned subsidiary of our parent company, FleetPride Corporation. FleetPride Corporation has five classes of voting securities, common stock and preferred stock designated as voting Series A preferred stock, voting Series B preferred stock, Series C special voting preferred stock and Series D special voting preferred stock. The common stock, Series A preferred stock and Series B preferred stock vote together as a single class. Each of the Series C special voting preferred stock and Series D special voting preferred stock vote as separate classes and entitle each of Aurora Capital Group and Brentwood Associates, respectively, to elect three directors, provided that Aurora and Brentwood maintain specified ownership percentages of FleetPride Corporation's common stock. The following table sets forth, as of December 31, 1999, the ownership of FleetPride Corporation's common stock and the ownership of its voting preferred stock by each stockholder who is known by us to own beneficially more than five percent of the outstanding common stock or voting preferred stock, respectively, by each director, by each executive officer listed in the table below, and by all directors and officers as a group.


                                     Series A            Series B             Series C
                                    Preferred           Preferred            Preferred           Series D
                                      Stock               Stock                Stock            Preferred
                                    ---------           ---------            ---------           Stock
                                    Series A             Series B            Series C           ----------
                 Common             Preferred            Preferred           Preferred           Series D
                 Stock                Stock               Stock               Stock              Preferred
                 Amount               Amount              Amount              Amount               Stock
                  and                  and                 and                 and              Amount and           Percent
                Nature of             Nature of         Nature of           Nature of            Nature of           of all
   Name and     Beneficial Percent  Beneficial Percent  Beneficial Percent  Beneficial Percent  Beneficial  Percent  Voting
   Address      Ownership  of Class Ownership  of Class Ownership  of Class Ownership  of Class Ownership  of Class  Stock
   --------     ---------  -------- ---------  -------- ---------  -------- ---------- -------- ---------- --------  -----
Aurora(1)       170,061     43.2%      --        --    741,237     95.0%       1       100%       --        --        44.3%

Brentwood(2)    143,771     36.5%   626,640    69.1%    17,506      2.2%       --       --         1      100.0%      37.5%

Frederick J.       --         --       --        --       --         --        --       --        --        --          --
Warren(2)(3).

Christopher A.     --         --       --        --       --         --        --       --        --        --          --
Laurence(2)(3)

Gerald L.          --         --       --        --       --         --        --       --        --        --          --
Parsky(1)(4)

Richard R.         --         --       --        --       --         --        --       --        --        --          --
Crowell(1)(4)

Robert              236       *        --        --        884      0.1%       --       --        --        --          *
Anderson(1)

William S.        3,057       *        --        --     13,324      1.7%       --       --        --        --          *
Wade(1)

John J.           8,602      2.2%     6,983      *        --         --        --       --        --        --          *
Greisch(5)

John P.           1,979       *         998      *        --         --        --       --        --        --          *
Miller(5)

Anthony W.        1,479       *         998      *        --         --        --       --        --        --          *
Cavalle(5)

W. Larry          8,600      2.2%    37,486     4.3%      --         --        --       --        --        --         2.2%
Clayton(6)

Gene L.             174       *         758      *        --         --        --       --        --        --          *
Curtin(7)

All directors    24,127      6.1%    47,223     5.4%    14,208      1.8%       --       --        --        --         4.2%
and officers
as a group
(eleven persons)


-----------------
* Less than one percent.

(1) The address for Aurora and Messrs. Parsky, Crowell, Anderson and Wade is c/o Aurora Capital Group, 10877 Wilshire Boulevard, Suite 2100, Los Angeles, California 90024. Aurora Equity Partners II L.P. is the owner of record of 147,868 shares of common stock and 644,504 shares of preferred stock, Aurora Overseas Equity Partners II L.P. is the owner of record of 1,999 shares of common stock and 8,711 shares of preferred stock and Quality Distribution Equity Partners L.P. is the owner of record of 20,195 shares of common stock and 88,022 shares of preferred stock, indicated as owned by Aurora.

(2) The address for Brentwood and Messrs. Warren and Laurence, is c/o Brentwood Associates, 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025. BABF City Corp., wholly owned by Brentwood Associates Buyout Fund II, L.P., is the owner of record of 57,227 shares of common stock and 249,428 shares of preferred stock and HDA Partners I, L.P., of which Brentwood is the general partner, is the owner of record of 86,544 shares of common stock and 377,212 shares of preferred stock, indicated as owned by Brentwood.

(3) Messrs. Warren and Laurence are managing members of the general partner of Brentwood Associates Buyout Fund II, L.P., and in that capacity share voting and dispositive power with respect to the shares owned by Brentwood Associates Buyout Fund II, L.P. and may be deemed to be beneficial owners of those shares but disclaim beneficial ownership of those shares.

(4) Messrs. Parsky and Crowell are managing members of the general partner of Aurora Capital Group, and in that capacity share voting and dispositive power with respect to the shares owned by Aurora Equity Partners II L.P., Aurora Overseas Equity Partners II L.P. and Quality Distribution Equity Partners L.P. and may be deemed to be beneficial owners of those shares but disclaim beneficial ownership of those shares.

(5) The address for Messrs. Greisch, Miller and Cavalle is c/o FleetPride, Inc., 520 Lake Cook Road, Deerfield, Illinois 60015.

(6)   The address for Mr. Clayton is 1010 Bridle Lane, Helena, Alabama 35080.

(7) The address for Mr. Curtin is 29 Bruce Circle North, Hawthorn Woods, Illinois 60047.

ITEM 13. Certain Relationships and Related Party Transactions.

RELATIONSHIP WITH BRENTWOOD AND AURORA

         Pursuant to a management services agreement, dated as of September 30, 1999, among FleetPride Corporation, Brentwood Private Equity Management, L.L.C., an affiliate of Brentwood, and Aurora Management Partners LLC, an affiliate of Aurora, Brentwood Private Equity Management and Aurora Management Partners have agreed to provide us with financial consulting services, including consultation and advice in such fields as financial services, accounting, general business management, acquisitions, dispositions, banking and other matters.

         We may terminate the management services agreement for justifiable cause with respect to Brentwood Private Equity Management by written notice to it, authorized by a majority of the directors other than those appointed by Brentwood Private Equity Management. We may terminate the management services agreement for justifiable cause with respect to Aurora Management Partners by written notice to it, authorized by a majority of the directors other than those appointed by Aurora Management Partners. Justifiable cause means commission of any of the following acts by Brentwood Private Equity Management or Aurora Management Partners, as the case may be:

             (a)  misappropriation of our funds or property;

             (b) gross neglect or willful misconduct in the fulfillment of its obligations under the management services agreement; or

             (c) conviction of a felony involving moral turpitude that has become final and not subject to appeal.

         Unless earlier terminated for justifiable cause, the management services agreement will automatically terminate:

             (a) with respect to Brentwood Private Equity Management, on the date that Brentwood no longer retains the voting and dispositive power with respect to at least 45% of the total number of shares of our common stock that it held immediately following the consummation of the transactions contemplated by the merger agreement relating to our acquisition of QDSP; and

             (b) with respect to Aurora Management Partners on the date that Aurora no longer retains the voting and dispositive power with respect to at least 45% of the total number of shares of our common stock that it held immediately following the consummation of the transactions contemplated by the QDSP merger agreement.

         Pursuant to the management services agreement, each of Brentwood Private Equity Management and Aurora Management Partners are entitled to receive a fee of $375,000 per year, payable semi-annually in advance. In addition, we will:

             (a) pay to each of Brentwood Private Equity Management and Aurora Management Partners a transaction fee for merger and acquisition services equal to 0.75% of the aggregate transaction consideration, not to exceed $100,000;

             (b) promptly reimburse each of Brentwood Private Equity Management and Aurora Management Partners for all reasonable out-of-pocket costs and expenses incurred in connection with their investment in us and the performance of their respective obligations under the management services agreement.

         In connection with our acquisitions of various businesses, we have paid Brentwood Private Equity Management and Aurora Management Partners fees in 1999 amounting to $2.7 million and $1.0 million, respectively. We believe the terms of the management services agreement are as fair to us as those that could have been obtained from arms-length negotiations with unrelated parties.

         In May 1999, Brentwood purchased $15.0 million of FleetPride Corporation's equity securities. In connection with our merger with QDSP, Brentwood and Aurora also made cash equity contributions of $3.1 million and $36.9 million, respectively, to FleetPride Corporation.

         Messrs. Warren, Laurence, Parsky and Crowell may have indirect interests in these transactions based on their positions as managing members of the general partners of Brentwood Associates Buyout Fund II, L.P., in the case of Messrs. Warren and Laurence, and the general partners of Aurora Capital Group, in the case of Messrs. Parsky and Crowell, as described above under the caption "Security Ownership of Certain Beneficial Owners and Managers."

STOCKHOLDERS' AGREEMENT

         On September 30, 1999, FleetPride Corporation and each of FleetPride Corporation's stockholders at that time entered into a stockholders' agreement which amends and restates the September 30, 1998 stockholders agreement and restricts the transfer of shares of common stock and preferred stock held by the stockholders. The stockholders' agreement also entitles the stockholders to rights regarding the transfer of their shares and the election of directors.

         The stockholders' agreement provides a "right of first refusal" to FleetPride Corporation and each of the stockholders owning the same class of securities being offered for sale. The stockholders' agreement also provides stockholders with "tag-along rights." If any stockholder then owning 10% or more of the outstanding shares of any class or series of FleetPride Corporation's common stock proposes to transfer any shares, each of the other stockholders may require the proposed purchaser to purchase a pro rata portion of its shares, and the 10% selling stockholder would have to make a corresponding reduction in the number of its shares to be purchased. In addition, the stockholders' agreement provides Brentwood and Aurora with "drag-along rights." If

Brentwood and Aurora desire to sell all of their shares to an unaffiliated third-party who has offered to acquire all of FleetPride Corporation's outstanding shares, then Brentwood and Aurora may require each of the other stockholders to sell all of their shares in the same transaction and upon the same terms and conditions.

         The right of first refusal, tag-along rights and drag-along rights terminate on the earlier to occur of:

                  (a) the closing of an underwritten public offering of FleetPride Corporation's common stock, following which FleetPride Corporation's common stock is listed on a national securities exchange or the Nasdaq Stock Market, provided that the proceeds of the offering are not less than $50,000,000; or

                  (b) any transfer of FleetPride Corporation's equity securities in connection with a merger, consolidation, sale of assets or sale or exchange of FleetPride Corporation's stock representing more than 50% of the voting power in terms of the election of FleetPride Corporation's directors.

         The stockholders' agreement provides the parties with rights to have their shares registered for sale under the Securities Act of 1933.

         The stockholders' agreement also provides that Larry Clayton, or in the event of his death or incapacity to perform his duties as director, Delton Clayton, shall be entitled to be a director as long as Larry Clayton and his affiliates own at least 45% of the 11,445 shares of common stock owned by Larry Clayton and his affiliates as of September 30, 1998. As long as the Clayton director is entitled to be a member of the board and FleetPride Corporation's series C preferred stock remains outstanding, Aurora shall be entitled to nominate one director who is not an employee of Aurora or its affiliates.

STOCK PURCHASE AGREEMENTS

         Several of our executive officers, senior managers and a director acquired equity interests in FleetPride Corporation consisting of common stock and Series A preferred stock pursuant to the stock purchase agreements summarized below.

         John J. Greisch, President and Chief Executive Officer. Mr. Greisch purchased 2,000 shares of FleetPride Corporation's common stock for $170 per share pursuant to his stock purchase agreement dated as of March 5, 1999. These shares vest over four years so long as he is employed by us. Of the $340,000 purchase price for the shares, Mr. Greisch paid $3,400 in cash and signed a promissory note for the remaining $336,600. The promissory note matures on March 4, 2004, bears interest at 5.3% per year and requires payments from time to time. The note is collateralized by these shares. As of December 31, 1999, there was approximately $336,600 outstanding under the note.

         If Mr. Greisch's employment is terminated for any reason, a portion of the unvested shares will become immediately vested. FleetPride Corporation may purchase any or all of the remaining unvested shares for $170 per share. If Mr. Greisch's employment is terminated prior to an initial public offering of common stock, FleetPride Corporation may purchase any and all of the vested common shares at fair market value.

         If we are acquired by a third party through an asset purchase, merger or sale of more than 50% of our outstanding equity, all of the common shares will vest immediately before the acquisition.

         John P. Miller, Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Miller purchased 250 shares of FleetPride Corporation's common stock for $170 per share pursuant to his stock purchase agreement dated as of March 5, 1999. Of the $42,500 purchase price for the shares, Mr. Miller paid $425 in cash and signed a promissory note for the remaining $42,075. The promissory note matures on March 4, 2004, bears interest at 5.3% per annum and requires payments from time to time. The note is collateralized by these shares. These shares are otherwise subject to the same terms and conditions as Mr. Greisch's pledged shares. As of December 31, 1999, there was approximately $36,075 outstanding under the note.

         If we are acquired by a third party through an asset purchase, merger or sale of more than 50% of our outstanding equity, Mr. Miller's common shares are subject to the same conditions as Mr. Greisch's.

         Anthony W. Cavalle, Vice President Operations. Mr. Cavalle purchased 250 shares of FleetPride Corporation's common stock for $170 per share pursuant to his stock purchase agreement dated as of March 5, 1999. Of the $42,500 purchase price for the shares, Mr. Cavalle paid $425 in cash and signed a promissory note for the remaining $42,075. The promissory note matures on March 4, 2004, bears interest at 5.3% per annum and requires payments from time to time. The note is collateralized by these shares. These shares are otherwise subject to the same terms and conditions as Mr. Greisch's pledged shares. As of December 31, 1999, there was approximately $42,075 outstanding under the note.

         If we are acquired by a third party through an asset purchase, merger or sale of more than 50% of our outstanding equity, Mr. Cavalle's common shares will be subject to substantially the same conditions as Messrs. Greisch and Miller, except that FleetPride Corporation may purchase for $1.00 per share all shares eligible for accelerated vesting which did not vest in the year before the year the acquisition closed.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A) Financial Statements:

(1) Consolidated Financial Statements of FleetPride Corporation which are included at Item 8 of this report, and incorporated herein by reference.

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------

(a)      Report of Independent Accountants...................................................................    2


(b)      Consolidated Balance Sheets at December 31, 1998 and 1999...........................................    3

(c)      Consolidated Statements of Income for the Years Ended...............................................    4
                 December 31, 1997, 1998 and 1999

(d)      Consolidated Statements of Stockholders' Equity for the Years........................................   5
                 Ended December 31, 1997, 1998 and 1999

(e)      Consolidated Statements of Cash Flows for the Years Ended............................................   7
                 December 31, 1997, 1998 and 1999

(f)      Notes to Consolidated Financial Statements...........................................................   8

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

                                                                     SCHEDULE II


                             FLEETPRIDE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)


                                                                          ADDITIONS
                                                                          ---------
                                                  BALANCE AT     CHARGED TO       CHARGED TO                  BALANCE AT
                                                   BEGINNING      COSTS AND          OTHER                      END OF
               DESCRIPTION                         OF PERIOD      EXPENSES         ACCOUNTS      DEDUCTIONS     PERIOD
               -----------                        ----------     ----------       ---------      ----------   ----------
Allowance for doubtful accounts:
   For the year ended
   December 31, 1997...........................    $      13      $    121        $      --       $    121     $      13

   For the year ended..........................    $      13      $    134        $   1,002(1)    $     --     $   1,149
   December 31, 1998

   For the year ended
   December 31, 1999...........................    $   1,149      $   (208)       $     968(1)    $    182     $   1,727

Inventory valuation allowance:
   For the year ended
   December 31, 1997...........................    $     350      $    150        $      --       $    150     $     350

   For the year ended
   December 31, 1998...........................    $     350      $    440        $   2,682(1)    $    123     $   3,349

   For the year ended
   December 31, 1999...........................    $   3,349      $   (294)       $   9,574(1)    $  2,787     $   9,842


(1)      These additions relate to businesses acquired during the year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Registrant's Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FLEETPRIDE, INC.


Date:   May 1, 2000                            By: /s/ John P. Miller
      --------------                              ------------------------------
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

Date:   May 1, 2000          /s/ Frederick J. Warren
      --------------         ---------------------------------------------
                             Frederick J. Warren, Chairman of the Board

Date:   May 1, 2000          /s/ John J. Greisch
      --------------         ---------------------------------------------
                             John J. Greisch, Director, President and
                             Chief Executive Officer (Principal Executive
                             Officer)


Date:   May 1, 2000          /s/ Robert Anderson
      --------------         ---------------------------------------------
                             Robert Anderson, Director


Date:
      --------------         ---------------------------------------------
                             W. Larry Clayton, Director


Date:   May 1, 2000          /s/ Richard R. Crowell
      --------------         ---------------------------------------------
                             Richard R. Crowell, Director


Date:   May 1, 2000          /s/ Christopher A. Laurence
      --------------         ---------------------------------------------
                             Christopher A. Laurence, Director


Date:   May 1, 2000          /s/ Gerald L. Parksy
      --------------         ---------------------------------------------
                             Gerald L. Parsky, Director


Date:   May 1, 2000          /s/ William S. Wade
      --------------         ---------------------------------------------
                             William S. Wade, Director


Date:   May 1, 2000          /s/ John P. Miller
      --------------         ---------------------------------------------
                             John P. Miller, Vice President of Finance,
                             Chief Financial Officer, Secretary and Treasurer
                             (Principal Accounting Officer and Principal
                             Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule.