Form 10-Q
period 2000-03-31
HDA PARTS SYSTEM INC
filed 2000-05-15
CIK 1083317

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)       Identification Number)

                               520 Lake Cook Road
                            Deerfield, Illinois 60015
          (Address of principal executive offices, including Zip Code)

                                 (847) 572-8000
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of May 1, 2000, the number of outstanding shares of common stock, par value $.01 per share, of FleetPride, Inc. was 94,229.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


         The registrant, FleetPride, Inc., has presented the financial statements of FleetPride Corporation instead of the registrant's financial statements. FleetPride Corporation is the registrant's parent company and has no separate operations. FleetPride Corporation's only asset is its investment in the registrant and equity in the registrant's earnings recorded and FleetPride Corporation has no liabilities, except that FleetPride Corporation is contingently liable for its guarantee of the registrant's debt. Thus, the registrant's separate financial statements are not presented.

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                           March 31,  December 31,
                                                             2000         1999
                                                           ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $  1,424     $  6,445
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,807 and $1,727 in 2000 and 1999           69,321       64,344
  Inventories, net                                          113,090      113,585
  Prepaid expenses                                            6,457        6,671
  Current portion of patronage dividend receivable            5,279        5,928
                                                           --------     --------
        Total current assets                                195,571      196,973
Property, plant and equipment, net                           28,601       27,390
Deferred financing fees                                      13,276       13,802
Goodwill and other intangibles                              222,684      222,689
Other assets                                                 17,771       16,820
                                                           --------     --------
        Total Assets                                       $477,903     $477,674
                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                            $    439     $    541
  Accounts payable                                           36,638       37,861
  Accrued liabilities                                        18,876       27,144
                                                           --------     --------
        Total current liabilities                            55,953       65,546
Line of credit                                              130,250      121,250
Long-term debt                                              100,000      100,000
                                                           --------     --------
        Total liabilities                                   286,203      286,796

Stockholders' equity:
  Preferred Stock, liquidation value $100, par value $.01
    per share (Series A outstanding: 881,420 in 2000 and
    1999, Series B outstanding: 779,940 in 2000 and 1999,
    Series C outstanding: 1 in 2000 and 1999 and
    Series D outstanding: 1 in 2000 and 1999)               170,259      170,259
    Common stock, par value $.01 per share (outstanding:
      393,664 in 2000 and 1999)                                   4            4
    Additional paid-in capital                               60,266       60,266
    Employee notes                                             (415)        (415)
    Retained earnings (deficit)                             (38,414)     (39,236)
                                                           --------     --------
        Total stockholders' equity                          191,700      190,878
                                                           --------     --------
        Total liabilities and stockholders' equity         $477,903     $477,674
                                                           --------     --------


        The accompanying notes are an integral part of these consolidated financial statements.

                   FLEETPRIDE CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
                                 (in thousands)


                                                Three Months Ended
                                                ------------------
                                                     March 31,
                                                     ---------
                                                 2000         1999
                                              ---------    ---------
Net sales                                     $ 137,244    $  65,968

Cost of sales                                    89,835       42,923
                                              ---------    ---------

Gross profit                                     47,409       23,045

Selling general and administrative expenses      39,870       17,481
                                              ---------    ---------

Operating income                                  7,539        5,564

Other (income) / expense

Interest expense                                  5,971        4,208

Interest (income)                                   (71)         (83)

Management fee                                      186         --

Other expense / (income)                            (60)          25
                                              ---------    ---------

Income before income taxes                        1,513        1,414

Income tax expense                                  691          563
                                              ---------    ---------

Net income and comprehensive income           $     822    $     851
                                              =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    FLEETPRIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1999 and THREE MONTHS ENDED MARCH 31, 2000
                             (amounts in thousands)


                                                    FleetPride Corporation      FleetPride Corporation       FleetPride Corporation
                                                         Common Stock          Series A Preferred Stock     Series B Preferred Stock
                                                    ----------------------     ------------------------     ------------------------
                                                       Par       Paid In          Par         Paid In          Par        Paid In
                                                      Value      Capital         Value        Capital         Value       Capital
                                                    --------   -----------     ---------    -----------     ---------   ------------
Balance at January 1, 1999                            $   1      $14,325         $   4        $43,571         $ -          $   -

Issuance of FleetPride Corporation
      stock for Associated Brake Supply,
      Inc. and Subsidiaries Acquisition                 -             11             1          4,988

Issuance of FleetPride Corporation
      stock for Tisco, Inc. and Tisco
      of Redding, Inc. Acquisition                      -              2           -              748

Issuance of FleetPride Corporation stock                  1       15,145             4         37,891

Issuance of FleetPride Corporation
      stock for Active Gear, L.L.C. Acquisition         -            281           -              719

Issuance of FleetPride Corporation
      stock for Superior Truck & Auto
      Supply, Inc. Acquisition                          -             84           -              216

Issuance of FleetPride Corporation
      stock for QDSP Holdings, Inc. Acquisition           1       19,606                                          5         52,924

Issuance of FleetPride Corporation stock
      in conjunction with QDSP Holdings, Inc.
      Acquisition                                         1       10,812                                          3         29,185

Net income and comprehensive income
                                                    --------   -----------     ---------    -----------     ---------   ------------
Balance at December 31, 1999                              4       60,266             9         88,133             8         82,109

Net income and comprehensive income
                                                    --------   -----------     ---------    -----------     ---------   ------------
Balance at March 31, 2000                             $   4      $60,266         $   9        $88,133         $   8        $82,109
                                                    ========   ===========     =========    ===========     =========   ============

                                                 FleetPride Corporation    FleetPride Corporation
                                                Series C Preferred Stock  Series D Preferred Stock
                                                ------------------------  ------------------------           Retained      Total
                                                    Par       Paid In         Par       Paid In    Employee  Earnings  Stockholders'
                                                   Value      Capital        Value      Capital     Notes    (Deficit)     Equity
                                                ----------  ------------  ----------  ------------ --------  --------- -------------
Balance at January 1, 1999                         $   -       $   -         $   -       $   -      $ -      $(41,427)   $ 16,474

Issuance of FleetPride Corporation
      stock for Associated Brake Supply,
      Inc. and Subsidiaries Acquisition                                                                                     5,000

Issuance of FleetPride Corporation
      stock for Tisco, Inc. and Tisco
      of Redding, Inc. Acquisition                                                                                            750

Issuance of FleetPride Corporation stock                                                             (415)                 52,626

Issuance of FleetPride Corporation
      stock for Active Gear, L.L.C. Acquisition                                                                             1,000

Issuance of FleetPride Corporation
      stock for Superior Truck & Auto
      Supply, Inc. Acquisition                                                                                                300

Issuance of FleetPride Corporation
      stock for QDSP Holdings, Inc. Acquisition        -           -             -           -                             72,536

Issuance of FleetPride Corporation stock
      in conjunction with QDSP Holdings, Inc.
      Acquisition                                                                                                          40,001

Net income and comprehensive income                                                                             2,191       2,191
                                                ----------  ------------  ----------  ------------ --------  --------- -------------
Balance at December 31, 1999                           -           -             -           -       (415)    (39,236)    190,878

Net income and comprehensive income                                                                               822         822
                                                ----------  ------------  ----------  ------------ --------  --------- -------------
Balance at March 31, 2000                          $   -       $   -         $   -       $   -      $(415)   $(38,414)   $191,700
                                                ==========  ============  ==========  ============ ========  ========= =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    FLEETPRIDE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOW
                                 (in thousands)

                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                              2000            1999
                                                                           ------------  ------------
 Operating activities:
         Net income                                                              $  822      $   851
         Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                        3,477        1,686
             (Gain) on sale of property and equipment                                 -           25
             Changes in operating assets and liabilities:
                      Accounts receivable                                        (4,699)      (4,583)
                      Patronage dividend receivable                                 851       (1,932)
                      Inventories                                                 1,467          (74)
                      Prepaid expenses                                              252          744
                      Other assets                                                 (918)       3,057
                      Accounts payable                                           (1,430)      (1,105)
                      Accrued liabilities                                        (8,559)       2,206
                                                                           ------------  ------------
                           Net cash provided by operating activities             (8,737)         875
 Investing activities:
         Acquisition of property and equipment                                   (1,759)        (873)
         Proceeds from sale of property and equipment                                 -           17
         Acquisitions, net of cash acquired                                      (3,497)     (62,413)
                                                                           ------------  ------------
                           Net cash used by investing activities                 (5,256)     (63,269)
 Financing activities:
         Proceeds of revolving line of credit                                     9,000       53,097
         Payments of  revolving line of credit                                        -       (4,000)
         Principal payment of long-term debt                                       (167)         (76)
         Proceeds from borrowing of long-term debt                                  259            -
         Proceeds from issuance of long-term debt (net of fees)                    (120)           -
         Proceeds from issuance of  Preferred Stock                                   -        7,603
         Proceeds from issuance of  Common Stock                                      -        2,946
                                                                           ------------  ------------
                           Net cash provided by financing activities              8,972       59,570
                                                                           ------------  ------------
 Increase (decrease) in cash and cash equivalents                                (5,021)      (2,824)
 Cash and cash equivalents at beginning of year                                   6,445        8,328
                                                                           ------------  ------------
 Cash and cash equivalents at end of year                                        $1,424       $5,504
                                                                           ============  ============
Supplemental disclosure of cash flow information:
        Cash paid for interest                                                   $9,120       $7,129
        Cash paid for income taxes                                                  295           16
Details of Acquisitions
        Fair value of assets and liabilities acquired                            $3,510      $68,342
        Less equity payments                                                          -        5,750
                                                                           ------------  ------------
        Cash paid                                                                 3,510       62,592
        Less cash acquired                                                           13          179
                                                                           ------------  ------------
                Net cash paid for acquisitions                                   $3,497      $62,413
                                                                           ============  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

    Basis of Presentation

      The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1999 and consolidated statement of stockholders' equity at December 31, 1999, which are derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the latest consolidated financial statements of FleetPride Corporation and its subsidiaries (collectively, the "Company").

      In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

    Description of Companies and Operations

      FleetPride Corporation, a Delaware corporation, was formed by the share-for-share exchange of stock in FleetPride, Inc. for stock in FleetPride Corporation. FleetPride Corporation is a holding company that has no operations or debt, except for its guarantee of debt of FleetPride, Inc., its wholly owned subsidiary. The historical financial statements for FleetPride Corporation are identical to those of FleetPride, Inc. except with respect to the accounts which comprise the stockholders' equity section of the balance sheet.

      The Company operates as an independent distributor of heavy duty vehicle parts and provider of related services. Operations include the operations of the companies acquired in 1998 and 1999 and the operations of Oklahoma Truck Supply Assoc., Inc. since the date of acquisition.

      Segment Information

      The Company has determined that it operates in one business segment, that being the distribution of heavy duty vehicle parts in the United States. No single customer represented more than 10% of the Company's total sales for the first three months of 2000 and 1999.

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


NOTE 2 - INVENTORIES

      Inventories consist of the following:

                                               MARCH 31,    DECEMBER 31,
                                                 2000           1999
                                               ---------    ------------
 Purchased parts                               $ 100,769      $ 99,783
 Core inventory                                   12,321        13,802
                                               ---------      --------
                                               $ 113,090      $113,585
                                               =========      ========



NOTE 3 - ACQUISITIONS

       On February 24, 2000 the Company acquired all of the capital stock of Oklahoma Truck Supply Assoc., Inc. for approximately $3.8 million in cash. It has been accounted for as a purchase, with the purchase price being allocated to the fair value of the identified assets and liabilities of the Company with the excess recorded as goodwill. The consolidated financial statements include income since the date of acquisition.

       The following unaudited pro forma financial information combines the results of FleetPride, Inc. and Tisco, Inc., Tisco of Redding, Inc., Associated Brake Supply, Inc. and subsidiaries, Truckparts, Inc., Active Gear, L.L.C., Vantage Parts, Superior Truck & Auto Supply, Inc., Certified Power, Inc., California Equipment Company, QDSP Holdings, Inc., Wheels and Brakes, Inc., Southwest Virginia Truck Parts, Inc. and Oklahoma Truck Supply Assoc., Inc. as if the acquisitions had taken place on January 1, 1999 after giving effect to certain adjustments including: amortization of goodwill, interest expense and a normal charge for income taxes assuming all of the companies operated as "C" corporations for 1999 and 2000.


                           Three Months Ended March 31,   Three Months Ended March 31,
                                      2000                           1999
                           ----------------------------   ----------------------------
                               Actual      Proforma           Actual      Proforma
                               ------      --------           ------      --------
Sales                         $137,244     $137,578           $65,968     $142,985
Net income (loss) and
comprehensive income (loss)   $    822     $    859           $   851     $  2,466



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto.

      This report contains "forward-looking statements" which are identifiable by the use of forward-looking terms, such as "may", "intend", "will", "expect", "anticipate", "estimate", "continue", or similar phrases. In particular, any statement concerning future opportunities, future operating results or the ability to generate future revenues, income or cash flow are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, its expectations may not prove to be correct. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: substantial debt, ability to acquire and successfully integrate heavy duty vehicle parts businesses at reasonable prices, management's ability to meet the significant demands of growth, pricing pressure and the competitive factors and economic factors in the trucking industry.


GENERAL / RESULTS OF OPERATIONS

      FleetPride Corporation is the parent company of FleetPride, Inc. and has no separate operations, assets except its investment in FleetPride, Inc. or liabilities, except for its guarantee of FleetPride, Inc. debt. FleetPride Corporation's historical financial statements are identical to those of FleetPride, Inc. except with respect to the accounts which comprise the stockholders' equity section of the balance sheet.

      The historical financial data for the three months ended March 31, 1999 reflect the financial results of the companies acquired in 1998 for the full period and the following from the date of acquisition:

        Company                                                                     Date of Acquisition
        -------                                                                     -------------------
        Associated Brake Supply, Inc. and its subsidiaries .....................    January 11, 1999
        Tisco, Inc. and Tisco of Redding, Inc...................................    January 12, 1999


      The financial data for the three months ended March 31, 2000 includes results of the companies acquired in 1998 and 1999 for the full period and the following from the date of acquisition:

        Company                                                                     Date of Acquisition
        -------                                                                     -------------------
         Oklahoma Truck Supply Assoc., Inc......................................    February 24, 2000

      Accordingly, the Company's historical financial results are not comparable to results for the three months ended March 31, 2000.


COMPARISON OF PRO FORMA RESULTS OF OPERATIONS

      The unaudited pro forma summarized financial information presented below was derived by applying pro forma consolidated adjustments to the Company's historical financial statements, after giving effect to:

(1) the acquisitions of Tisco, Inc., Tisco of Redding, Inc., Associated Brake Supply, Inc. and subsidiaries, Active Gear, L.L.C., Superior Truck & Auto Supply, Inc., QDSP Holdings, Inc., Wheels and Brakes, Inc., Southwest Virginia Truck Parts, Inc. and Oklahoma Truck Supply Assoc., Inc. and the assets and business of Vantage Parts, Certified Power, Inc. and California Equipment Company;

(2) the effect of refinancing the credit agreement which provides a term loan of $75.0 million and a revolving line of credit up to $150.0 million; and

(3) the January 1999 private equity offering which was fully funded in April 1999 and the September 30, 1999 private equity offering funded in connection with the QDSP Holdings, Inc. merger.

These pro forma consolidated adjustments give effect to the above transactions as if these transactions had occurred on January 1, 1999 for the unaudited pro forma condensed income statement data. The pro forma adjustments reflect the elimination of excess compensation based on employment contracts entered into at the times of acquisitions and other expense reductions resulting from the closure of duplicate facilities and other activities.

                                  Three Months Ended March 31,      Three Months Ended March 31,
                                              2000                              1999
                                  ----------------------------      ----------------------------
                                        $               %               $                    %
                                       ---             ---             ---                  ---
Sales                                $137.6           100.0%        $ 143.0                100.0%
Gross profit                           47.5            34.5%           47.5                 33.2%
SG&A expenses                          40.0            29.1%           37.9                 26.5%
Income from operations                  7.6             5.5%            9.6                  6.7%
Interest expense, net                   5.9             4.3%            5.2                  3.6%
Other expense (income)                  0.1             0.1%           (0.1)                -0.1%
Income tax expense                      0.7             0.5%            2.0                  1.4%
Net Income                           $  0.9             0.7%        $   2.5                  1.7%


      The pro forma financial data are subject to numerous assumptions and estimates which are subject to change and, in many cases, are beyond the Company's control. The pro forma financial data may not be indicative of the operating results or financial position the Company would have achieved had it consummated the events described above. You should not construe this data as representative of the Company's future operating results or financial position. The pro forma information presented above and discussed below has not been derived pursuant to APB 16.


PRO FORMA THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 1999

      Sales. Pro forma sales were $137.6 in the quarter ended March 31, 2000, a 3.8% decrease compared with pro forma sales of $143.0 for the same period in 1999. Sales volume has decreased in the first quarter of 2000 at most locations. Demand in the heavy duty parts aftermarket has slowed. Also, the Company's business in the Western and Southeastern United States has been impacted by computer system conversions and consolidation at several locations.

      Gross profit. Pro forma gross profit was unchanged at $47.5 million in the first quarter 2000 and 1999. As a percentage of sales, the Company's gross profit increased to 34.5% in 2000 from 33.2% in 1999. The improved margin reflects the impact of lower product costs.

      SG&A expenses. Pro forma SG&A expenses increased to $40.0 million in 2000 from $37.9 million in 1999, an increase of 5.5%. As a percentage of sales, SG&A expenses increased to 29.1% in 2000 from 26.5% in 1999. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and costs of system conversions.

      Income from operations. Pro forma income from operations decreased to $7.6 million in 2000 from $9.6 million in 1999, a decrease of 20.8%. As a percentage of sales, income from operations decreased to 5.5% from 6.7%. The decrease in income from operations as a percentage of sales is due to the increased expenses discussed above.

      Interest expense. Pro forma interest expense increased to $5.9 million in 2000 from $5.2 million in 1999. Interest expense in 1999 was driven by higher outstanding borrowings resulting from 1999 acquisitions partially offset by interest on funds received from equity issued in January, April and September 1999.

      Net Income. Pro forma net income decreased to $0.9 million in the three months ended March 31, 2000 from $2.5 million in 1999 due primarily to the increase in expenses and interest expense discussed above.


COMPARISON OF HISTORICAL RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Sales. Sales increased to $137.2 million in the quarter ended March 31, 2000 from $66.0 million for the same period in 1999, an increase of 108.0%. The sales growth is attributable to the acquisitions completed in 1999 and 2000.

      Gross profit. Gross profit increased to $47.4 million in the first quarter 2000 from $23.0 million in 1999, an increase of 105.7%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit decreased to 34.5% in 2000 from 34.9% in 1999. The lower margin reflects the impact of revenue from acquired companies with lower margins.

      SG&A expenses. SG&A expenses increased to $39.9 million in 2000 from $17.5 million in 1999, an increase of 128.1%. As a percentage of sales, SG&A expenses increased to 29.1% in 2000 from 26.5% in 1999. The increase in SG&A as a percent of sales was driven by increased amortization, corporate expenses and computer system conversion costs.

      Income from operations. Income from operations increased to $7.5 million in 2000 from $5.6 million in 1999, an increase of 33.9%. As a percentage of sales, income from operations decreased to 5.5% from 8.4%. The decrease in income from operations as a percentage of sales is due primarily to the impact of revenue from acquired companies with lower margins.

      Interest expense, net. Interest expense increased to $5.9 million in 2000 from $4.1 million in 1999. The increase was largely the result of higher debt incurred to complete acquisitions in 1999. Debt at March 31, 2000 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $55.3 million of borrowings under the revolving credit facility. Comparably, long term debt at March 31, 1999 consisted of $100.0 million senior subordinated notes and $67.5 million of borrowings under the revolving credit facility.

      Income tax expense. Income tax expense increased to $0.7 million in 2000 from $0.6 million in 1999, due to an increase in the effective tax rate to 45.7% from 39.8% as a result of acquisitions made in 1999 and 2000.

      Net Income and Comprehensive Income. Net income and comprehensive income decreased to $0.8 million in the three months ended March 31, 2000 from $0.9 million in 1999 primarily due to the higher tax rate discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company historically used internal cash flow from operations to fund its working capital requirements, capital expenditures and new branch locations. Capital expenditure requirements have been relatively low historically and were $1.8 million for the three months ended March 31, 2000. Also, the Company does not anticipate that it will pay dividends for the foreseeable future.

      In January 1999, the Company secured commitments of $52.5 million for a private equity offering consisting of series A preferred stock and common stock of the Company. Brentwood Associates Buyout Fund II, L.P. committed $15.0 million and other investors committed $37.5 million. In January 1999, the

 Company received $10.5 million of the equity to partially finance the acquisitions of Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc. and Tisco of Redding, Inc. and borrowed $49.3 million under the revolving credit facility to finance the balance and an additional $4.0 million for working capital. In April 1999, the Company received the remaining equity commitments of $42.0 million which was used to finance the Vantage Parts, Active Gear L.L.C. and Superior Truck & Auto Supply, Inc. acquisitions.

      On September 30, 1999, in conjunction with the merger with QDSP Holdings, Inc., the Company entered into a new $225 million credit agreement and received $40.0 million from a private equity offering. Proceeds from the equity offering and $121.5 million from the credit facility were used to refinance existing debt of the Company and QDSP Holdings, Inc. and to fund the acquisition of Wheels and Brakes, Inc. The merger with QDSP Holdings, Inc. was completed by issuing FleetPride Corporation stock in exchange for the outstanding stock of QDSP Holdings, Inc. and at the same time proceeds of $40.0 million in cash were received from the issuance of stock to existing stockholders of the Company and QDSP Holdings, Inc.

      The new credit agreement provides for up to $225 million in borrowings through September 30, 2004. The agreement provides for a $75 million term loan and $150 million revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, initially at 3.25% and 2.75%, respectively, or, at the Company's option, several other common indices. The Company has pledged all of the Company's assets as collateral. The revolving credit facility had undrawn availability of $103.5 million at September 30, 1999. The new $225 million agreement replaced the Company's $85 million revolving credit facility. The effective rate of interest on the Company's term loan and revolving credit facility as of March 31, 2000 was approximately 9.2%.

      The Company expects to fund working capital needs, capital expenditures and future acquisitions through availability under the revolving credit facility, future issuances of debt or equity securities and cash flow generated from operations. However, the Company's ability to execute its growth strategy and to make scheduled payments of interest or principal or to refinance its indebtedness will depend upon future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company's control.


EFFECT OF INFLATION

      Inflation has not had a significant effect on the Company's results of operations in recent years. The Company's selling, general and administrative expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The Company is exposed to market risk primarily from interest rates. The Company is actively involved in monitoring its exposure to market risks and it continues to develop and utilize appropriate risk management techniques. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates. The sensitivity analysis below, which hypothetically illustrates potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on earnings for the three months ended March 31, 2000. The sensitivity analysis presented does not consider any additional actions the Company might take to mitigate exposure to such a change. The market change, assumed to occur as of March 31, 2000, includes a 100 basis point change in market interest rates. The hypothetical change and assumptions may be different from what actually occurs in the future.

      As of March 31, 1999, the Company had no derivative financial instruments to manage interest rate risk. Accordingly, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its long-term obligations. As of March 31, 2000, approximately 56.6% of the Company's long-term obligations were floating rate obligations. The detrimental effect on earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $0.3 million before income taxes for the three months ended March 31, 2000. This effect is primarily due to the floating rate borrowing under the Company's revolving credit facility.

                                     PART II
                                OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

(A)        Exhibit               Description
           -------               -----------

           27.1                  Financial Data Schedule



(B)        Reports on Form 8-K

           None

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLEETPRIDE, INC.

Date: May 15, 2000                  /s/ John P. Miller
                                    ----------------------------
                                    John P. Miller
                                    Vice President of Finance, Chief Financial
                                    Officer, Treasurer and Secretary

                                 EXHIBIT INDEX

EX 27.1   Financial Data Schedule