Form 10-Q
period 2000-06-30
FLEETPRIDE INC /AL/
filed 2000-08-14
CIK 1083317

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 1, 2000, the number of outstanding shares of common stock, par value $.01 per share, of FleetPride, Inc. was 94,229.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The registrant, FleetPride, Inc., has presented the financial statements of FleetPride Corporation instead of the registrant's financial statements. FleetPride Corporation is the registrant's parent company and has no separate operations. FleetPride Corporation's only asset is its investment in the registrant and equity in the registrant's earnings recorded and FleetPride Corporation has no liabilities, except for its guarantee of the registrant's debt. Thus, the registrant's separate financial statements are not presented.

                    FLEETPRIDE CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       JUNE 30,          DECEMBER 31,
                                                                        2000                1999
                                                                      ---------          ------------

ASSETS

Current assets:
   Cash and cash equivalents                                          $   8,317           $   6,445
   Trade accounts receivable, less allowance for doubtful
     accounts of $1,603 and $1,727 in 2000 and 1999                      64,452              64,344
   Inventories, net                                                     112,862             113,585
   Prepaid expenses                                                       9,990               6,671
   Current portion of patronage dividend receivable                       5,458               5,928
                                                                      ---------           ---------
       Total current assets                                             201,079             196,973
Property, plant and equipment, net                                       29,807              27,390
Deferred financing fees                                                  12,620              13,802
Goodwill and other intangibles                                          221,292             222,689
Other assets                                                             17,847              16,820
                                                                      ---------           ---------
       Total assets                                                   $ 482,645           $ 477,674
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  31,980           $  37,861
   Accrued liabilities                                                   21,784              27,685
                                                                      ---------           ---------
       Total current liabilities                                         53,764              65,546
Line of credit                                                          137,750             121,250
Long-term debt                                                          100,000             100,000
                                                                      ---------           ---------
       Total liabilities                                                291,514             286,796
Stockholders' equity:
   Preferred stock, liquidation value $100, par value $.01 per share (Series A outstanding: 880,920 and 881,420 in 2000 and
   1999, respectively, Series B outstanding: 779,940 in 2000
   and 1999, Series C outstanding: 1 in 2000 and 1999 and
   Series D outstanding: 1 in 2000 and 1999)                            170,209             170,259
   Common stock, par value $.01 per share (outstanding:
     392,599 and 393,664 in 2000 and 1999, respectively)                      4                   4
   Additional paid-in capital                                            60,266              60,266
   Employee notes                                                          (415)               (415)
   Retained earnings (deficit)                                          (38,933)            (39,236)
                                                                      ---------           ---------
       Total stockholders' equity                                       191,131             190,878
                                                                      ---------           ---------
       Total liabilities and stockholders' equity                     $ 482,645           $ 477,674
                                                                      =========           =========

       The accompanying notes are an integral part of these consolidated financial statements.

                    FLEETPRIDE CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED INCOME STATEMENT
                     (in thousands, except per share data)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       ------------------------      ------------------------
                                                               JUNE 30,                      JUNE 30,
                                                       ------------------------      ------------------------
                                                         2000           1999           2000           1999
                                                       ---------      ---------      ---------      ---------
Net sales                                              $ 131,811      $  75,562      $ 269,055      $ 141,530
Cost of sales                                             86,774         48,968        176,609         91,891
                                                       ---------      ---------      ---------      ---------
Gross Profit                                              45,037         26,594         92,446         49,639
Selling general and administrative expenses               39,376         19,596         79,246         37,077
                                                       ---------      ---------      ---------      ---------
     Operating income                                      5,661          6,998         13,200         12,562
Other (income)/expense
  Internet expense                                         6,681          4,075         12,652          8,283
  Interest (income)                                          (66)          (134)          (137)          (217)
  Management fee                                             186             --            372             --
  Other expense/(income)                                    (175)             4           (235)            29
                                                       ---------      ---------      ---------      ---------
Income (loss) before income taxes                           (965)         3,053            548          4,467
Income tax expense (benefit)                                (446)         1,215            245          1,778
                                                       ---------      ---------      ---------      ---------
Net income (loss) and comprehensive income (loss)      $    (519)     $   1,838      $     303      $   2,689
                                                       =========      =========      =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    FLEETPRIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED DECEMBER 31, 1999 and SIX MONTHS ENDED JUNE 30, 2000
                             (amounts in thousands)

                                                                                       FLEETPRIDE CORPORATION FLEETPRIDE CORPORATION
                                      FLEETPRIDE CORPORATION   FLEETPRIDE CORPORATION    SERIES B PREFERRED     SERIES C PREFERRED
                                          COMMON STOCK        SERIES A PREFERRED STOCK         STOCK                   STOCK
                                      ----------------------  ------------------------ ---------------------- ----------------------
                                       PAR          PAID IN    PAR            PAID IN   PAR          PAID IN   PAR          PAID IN
                                      VALUE         CAPITAL   VALUE           CAPITAL  VALUE         CAPITAL  VALUE         CAPITAL
                                      -----         --------  -----          --------- -----        --------- -----         --------
Balance at January 1, 1999            $   1         $ 14,325  $   4          $ 43,571  $  --        $     --  $  --         $     --
Issuance of FleetPride Corporation
 stock for Associated Brake Supply,
 Inc. and Subsidiaries Acquisition       --               11      1             4,988
Issuance of FleetPride Corporation
 stock for Tisco, Inc. and Tisco
 of Redding, Inc. Acquisition            --                2     --               748
Issuance of FleetPride Corporation
 stock                                    1           15,145      4            37,891
Issuance of FleetPride Corporation
 stock for Active Gear, L.L.C.
 Acquisition                             --              281     --               719
Issuance of FleetPride Corporation
 stock for Superior Truck & Auto
 Supply, Inc. Acquisition                --               84     --               216
Issuance of FleetPride Corporation
 stock for QDSP Holdings, Inc. and
 Subsidiaries Acquisition                 1           19,606                               5          52,924     --               --
Issuance of FleetPride Corporation
 stock in conjunction with QDSP
 Holdings, Inc. and Subsidiaries
 Acquisition                              1           10,812                               3          29,185
Net income and comprehensive income
                                      -----         --------  -----          --------  -----        --------  -----         --------
Balance at December 31, 1999              4           60,266      9            88,133      8          82,109     --               --
Repurchase of FleetPride Corporation
 stock                                   --               --     --               (50)
Net income and comprehensive income
                                      -----         --------  -----          --------  -----        --------  -----         --------
Balance at June 30, 2000              $   4         $ 60,266  $   9          $ 88,083  $   8        $ 82,109  $  --         $     --
                                      =====         ========  =====          ========  =====        ========  =====         ========

                                       FLEETPRIDE CORPORATION
                                         SERIES D PREFERRED
                                                STOCK
                                       ----------------------                      RETAINED         TOTAL
                                        PAR          PAID IN        EMPLOYEE       EARNINGS      STOCKHOLDERS'
                                       VALUE         CAPITAL         NOTES         (DEFICIT)        EQUITY
                                       -----         --------       --------      ----------     -------------
Balance at January 1, 1999             $  --         $     --       $     --      $  (41,427)     $     16,474
Issuance of FleetPride Corporation
 stock for Associated Brake Supply,
 Inc. and Subsidiaries Acquisition                                                                       5,000
Issuance of FleetPride Corporation
 stock for Tisco, Inc. and Tisco
 of Redding, Inc. Acquisition                                                                              750
Issuance of FleetPride Corporation
 stock                                                                  (415)                           52,626
Issuance of FleetPride Corporation
 stock for Active Gear, L.L.C.
 Acquisition                                                                                             1,000
Issuance of FleetPride Corporation
 stock for Superior Truck & Auto
 Supply, Inc. Acquisition                                                                                  300
Issuance of FleetPride Corporation
 stock for QDSP Holdings, Inc. and
 Subsidiaries Acquisition                 --               --                                           72,536
Issuance of FleetPride Corporation
 stock in conjunction with QDSP
 Holdings, Inc. and Subsidiaries
 Acquisition                                                                                            40,001
Net income and comprehensive income                                                    2,191             2,191
                                       -----         --------       --------      ----------     -------------
Balance at December 31, 1999              --               --           (415)        (39,236)          190,878
Repurchase of FleetPride Corporation
 stock                                                                                                     (50)
Net income and comprehensive income                                                      303               303
                                       -----         --------       --------      ----------     -------------
Balance at June 30, 2000               $  --         $     --       $   (415)     $  (38,933)    $     191,131
                                       =====         ========       ========      ==========     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOW
                                 (in thousands)


                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
OPERATING ACTIVITIES:

  Net income                                                                                   303           2,683
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           7,078           3,169
     (Gain) loss on sale of property and equipment                                            (144)             30
     Changes in operating assets and liabilities:
              Accounts receivable                                                             (657)         (5,155)
              Patronage dividend receivable                                                  1,147          (2,881)
              Inventories                                                                    1,961          (3,682)
              Prepaid expenses                                                              (2,062)           (236)
              Advances to shareholders and employees                                            --            (115)
              Other assets                                                                  (1,380)          3,899
              Accounts payable                                                              (6,563)          1,903
              Accrued liabilities                                                           (5,939)          2,415
                                                                                      ------------    ------------
                Net cash (used in) provided by operating activities                         (6,256)          2,030

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                     (4,551)         (2,533)
  Proceeds from sale of property and equipment                                                 592              78
  Acquisitions, net of cash acquired                                                        (4,179)       (100,640)
                                                                                      ------------    ------------
                Net cash used by investing activities                                       (8,138)       (103,095)

FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                                    17,000              --
  Payments from revolving line of credit                                                      (500)        (36,200)
  Principal payment of long-term debt                                                         (318)             --
  Proceeds from borrowing of long-term debt                                                    259          84,092
  Proceeds from issuance of long-term debt (net of fees)                                      (125)             --
  Payments for repurchase of FleetPride Corporation Preferred Stock                            (50)
  Proceeds from issuance of FleetPride Corporation Preferred Stock                                          49,669
  Proceeds from issuance of FleetPride Corporation Common Stock                                 --           2,947
                                                                                      ------------    ------------
                Net cash provided by financing activities                                   16,266         100,508
                                                                                      ------------    ------------
Increase (decrease) in cash and cash equivalents                                             1,872            (557)
Cash and cash equivalents at beginning of year                                               6,445           8,328
                                                                                      ------------    ------------
Cash and cash equivalents at end of year                                              $      8,317    $      7,771
                                                                                      ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $      3,151    $      8,310
  Cash paid for income taxes                                                                   494              82
Details of Acquisitions
  Fair value of assets and liabilities acquired                                       $      4,192    $    108,022
  Less equity payments                                                                          --          (7,050)
                                                                                      ------------    ------------
  Cash paid                                                                                  4,192         100,972
  Less cash acquired                                                                           (13)           (332)
                                                                                      ------------    ------------
                Net cash paid for acquisitions                                        $      4,179    $    100,640
                                                                                      ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)

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

    Separate financial statements and other disclosures concerning FleetPride, Inc.'s subsidiaries, all of which (other than FleetPride, Inc.'s foreign subsidiaries) are guarantors of FleetPride, Inc.'s obligations under its 12% Senior Subordinated Notes due 2005, which were issued in the amount of $100.0 million on July 31, 1998 (the "Senior Subordinated Notes"), are not included herein because management has determined that this information is not material to investors.

    FleetPride, Inc.'s payment obligations under the Senior Subordinated Notes have been guaranteed by its parent company, FleetPride Corporation, as well as its subsidiaries, City Truck & Trailer Parts of Alabama, L.L.C., Truck & Trailer Parts, Inc., Truckparts, Inc., Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc., Active Gear, L.L.C., Superior Truck & Auto Supply, Inc., QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc., FleetPride West, Inc. and Oklahoma Truck Supply Assoc., Inc. All of these subsidiaries are direct or indirect wholly owned subsidiaries of FleetPride, Inc. and they, along with FleetPride, Inc.'s parent company, FleetPride Corporation, have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. These subsidiary guarantors comprise all of FleetPride, Inc.'s direct and indirect subsidiaries (other than its foreign subsidiaries, which are not guarantors of FleetPride, Inc.'s obligation under the Senior Subordinated Notes).

    Description of Companies and Operations

    FleetPride Corporation, a Delaware corporation, was formed by the share-for-share exchange of stock in FleetPride, Inc. for stock in FleetPride Corporation. FleetPride Corporation is a holding company that has no operations or debt, except for its ownership of the guarantee of FleetPride, Inc., its wholly owned subsidiary. FleetPride Corporation's historical financial statements are identical to those of FleetPride, Inc., except with respect to the accounts that comprise the stockholder's equity section of the balance sheet.

    The Company operates as an independent distributor of heavy duty vehicle parts and provider of related services. Operations include the operations of the companies acquired in 1998 and 1999 and the operations of Oklahoma Truck Supply Assoc., Inc. since the date it was acquired by FleetPride, Inc.

    Segment Information

    The Company has determined that it operates in one business segment, that being the distribution of heavy duty vehicle parts in the United States. No single customer represented more than 10% of the Company's total sales for the first six months of 2000 and 1999.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS)



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


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   2000               1999
                                              --------------      -------------
Purchased parts                               $       96,494      $      99, 783
Core inventory                                        16,368              13,802
                                              --------------       -------------
                                              $      112,862       $     113,585
                                              ==============       =============


NOTE 3 - ACQUISITIONS

     On February 24, 2000 the Company acquired all of the capital stock of Oklahoma Truck Supply Assoc., Inc. for approximately $3.8 million in cash. It has been accounted for as a purchase, with the purchase price being allocated to the fair value of the identified assets and liabilities of the Company with the excess recorded as goodwill. The consolidated financial statements include income of Oklahoma Truck Supply Assoc., Inc. since the date of acquisition.

\     The following unaudited pro forma financial information combines the results of FleetPride, Inc. and Tisco, Inc., Tisco of Redding, Inc., Associated Brake Supply, Inc. and its subsidiaries, Active Gear, L.L.C., the Vantage Parts division of CNF Transportation Inc. and Vantage Parts of Illinois, Inc., Superior Truck & Auto Supply, Inc., the Certified Powertrain division of Certified Power, Inc., California Equipment Company and California Equipment Co. of Sacramento, QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc. and its subsidiary, Southwest Virginia Truck Parts, Inc. and Oklahoma Truck Supply Assoc., Inc. as if the acquisitions of those entities and businesses had taken place on January 1, 1999 after giving effect to certain adjustments including: amortization of goodwill, interest expense and a normal charge for income taxes assuming all of the companies operated as "C" corporations for 1999 and 2000.

                                  Three Months           Three Months            Six Months            Six Months
                                  Ended June 30,         Ended June 30,        Ended June 30,        Ended June 30,
                                     2000                    1999                  2000                  1999
                             ---------------------   --------------------  --------------------  --------------------
                               Actual    Pro forma     Actual   Pro forma    Actual   Pro forma    Actual    Pro forma
                             ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
Sales                        $ 131,811   $ 131,811   $  75,562  $ 144,379  $ 269,055  $ 269,389  $ 141,530  $ 286,999
Net income (loss) and
comprehensive income (loss)  $    (519)  $    (519)  $   1,838  $   2,072  $     303  $     325  $   2,689  $   4,293

NOTE 4 - BORROWINGS

     As of June 27, 2000, the Company executed an amendment to its Credit Agreement, dated as of September 30, 1999, which reduced the revolving credit commitments by $25 million and amended certain financial covenants.

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

GENERAL/RESULTS OF OPERATIONS

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

     The historical financial data for the three and six months ended June 30, 1999 and 2000 reflect the financial results of the companies acquired since the date of acquisition:

Company                                                                         Date of Acquisition
-------                                                                         -------------------
Associated Brake Supply, Inc. and its subsidiaries ........................     January 11, 1999
Tisco, Inc. and Tisco of Redding, Inc. ....................................     January 12, 1999
Active Gear, L.L.C ........................................................     April 17, 1999
Vantage Parts division of CNF Transportation Inc. and
     Vantage Parts of Illinois, Inc. ......................................     May 28, 1999
Superior Truck & Auto Supply, Inc. ........................................     June 9, 1999
Oklahoma Truck Supply Assoc., Inc. ........................................     February 24, 2000



     Accordingly, the Company's historical financial results are not comparable to results for the three and six months ended June 30, 2000.

COMPARISON OF PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma summarized financial information presented below was derived by applying pro forma consolidated adjustments to the Company's historical financial statements, after giving effect to:

     (1) the acquisitions of Tisco, Inc., Tisco of Redding, Inc., Associated Brake Supply, Inc. and its subsidiaries, Active Gear, L.L.C., Superior Truck & Auto Supply, Inc., QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc. and its subsidiary, and Oklahoma Truck Supply Assoc., Inc. and the assets and business of the Vantage Parts division of CNF Transportation Inc. and Vantage Parts of Illinois, Inc., the Certified Powertrain division of Certified Power, Inc., California Equipment Company and California Equipment Co. of Sacremento, and Southwest Virginia Truck Parts, Inc.

     (2) the effect of refinancing the Company's credit agreement which provides a term loan of $75.0 million and a revolving line of credit up to $125.0 million and

     (3) the January 1999 private equity offering which was fully funded in April 1999 and the September 30, 1999 private equity offering funded in connection with the QDSP Holdings, Inc. merger.

These pro forma consolidated adjustments give effect to the above transactions as if these transactions had occurred on January 1, 1999 for the unaudited pro forma condensed income statement data. The pro forma adjustments reflect the elimination of excess compensation based on employment contracts entered into at the time of the acquisitions and other expense reductions resulting from the closure of duplicate facilities and other activities.

                                     Three Months Ended June 30,               Six Months Ended June 30,
                                       2000                  1999                2000                1999
                                ------------------     ---------------     ---------------    -----------------
                                    $          %          $         %         $       %           $         %
                                --------    ------     -------  ------     ------   ------    -------   -------
Sales                           $  131.8     100.0%   $  144.4   100.0%   $ 269.4  $ 100.0%   $ 287.0     100.0%
Gross profit                        45.0      34.1%       48.5    33.6%      92.6     34.4%      95.7      33.3%
SG&A expenses                       39.3      29.8%       38.3    26.5%      79.4     29.5%      76.0      26.5%
Income from operations               5.7       4.3%       10.2     7.1%      13.2      4.9%      19.7       6.9%
Interest expense, net                6.6       5.0%        6.2     4.3%      12.5      4.6%      11.9       4.1%
Other expense (income)                --       0.0%        0.2     0.1%       0.1      0.0%       0.1       0.0%
Income tax expense (benefit         (0.4)     -0.3%        1.7     1.2%       0.3      0.1%       3.4       1.2%
Net income (loss)               $   (0.5)     -0.4%   $    2.1     1.5%   $   0.3  $   0.1%   $   4.3       1.5%

     The pro forma financial data are based on numerous assumptions and estimates which are subject to change and, in many cases, are beyond the Company's control. The pro forma financial data may not be indicative of the operating results or financial position the Company would have achieved had the events described above been consummated as of January 1, 1999. This data is not necessarily representative of the Company's future operating results or financial position. The pro forma information presented above and discussed below has not been derived pursuant to APB 16.

PRO FORMA THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 30, 1999

     Sales. Pro forma sales were $131.8 million in the quarter ended June 30, 2000, a 8.7% decrease compared with pro forma sales of $144.4 million for the same period in 1999. Sales volume has decreased in the second quarter of 2000 at most locations. Demand in the heavy duty parts aftermarket has slowed. Also, the Company's business in the Western and Southeastern United States has been negatively impacted by expenses related to computer system conversions and consolidation at several locations.

     Gross profit. Pro forma gross profit was $45.0 million in the second quarter 2000, a 7.2% decrease compared with pro forma gross profit of $48.5 million for the same period in 1999. As a percentage of sales, the Company's gross profit increased to 34.1% in 2000 from 33.6% in 1999. The improved margin reflects the impact of lower product costs.

     SG&A expenses. Pro forma SG&A expenses increased to $39.3 million in 2000 from $38.3 million in 1999, an increase of 2.6%. As a percentage of sales, SG&A expenses increased to 29.8% in 2000 from 26.5% in 1999. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and costs of computer system conversions.

     Income from operations. Pro forma income from operations decreased to $5.7 million in 2000 from $10.2 million in 1999, a decrease of 44.1%. As a percentage of sales, income from operations decreased to 4.3% from 7.1%. The decrease in income from operations as a percentage of sales is due to the increased expenses discussed above.

     Income expense. Pro forma interest expense increased to $6.6 million in 2000 from $6.2 million in 1999. Interest expense in 2000 was driven by higher outstanding borrowings resulting from 1999 acquisitions partially offset by interest on funds received from equity issued in September 1999.

     Net Income (Loss). The Company recorded a pro forma net loss of $0.5 million in the three months ended June 30, 2000 compared to net income of $2.1 million in 1999 due primarily to lower demand and an increase in expenses and interest expense discussed above.

PRO FORMA SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1999

     Sales. Pro forma sales were $269.1 million for the six months ended June 30, 2000, a 6.1% decrease compared with pro forma sales of $287.0 million for the same period in 1999. Sales volume has decreased for the period ended June 30, 2000 at most locations. Demand in the heavy duty parts aftermarket has slowed. Also, the Company's business in the Western and Southeastern United States has been negatively impacted by expenses related to computer system conversions and consolidation at several locations.

     Gross profit. Pro forma gross profit was $92.6 million in the six months ended June 30, 2000, a 3.2% decrease compared with pro forma gross profit of $95.7 million for the same period in 1999. As a percentage of sales, the Company's gross profit increased to 34.4% in 2000 from 33.3% in 1999. The improved margin reflects the impact of lower product costs.

     SG&A expenses. Pro forma SG&A expenses increased to $79.4 million in 2000 from $76.0 million in 1999, an increase of 4.5%. As a percentage of sales, SG&A expenses increased to 29.5% in 2000 from 26.5% in 1999. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and costs of computer system conversions.

         Income from operations. Pro forma income from operations decreased to $13.2 million in 2000 from $19.7 million in 1999, a decrease of 33.0%. As a percentage of sales, income from operations decreased to 4.9% from 6.9%. The decrease in income from operations as a percentage of sales is due to the increased expenses discussed above.

         Interest expense. Pro forma interest expense increased to $12.5 million in 2000 from $11.9 million in 1999. Interest expense in 1999 was driven by higher outstanding borrowings resulting from 1999 acquisitions partially offset by interest on funds received from equity issued in January, April and September 1999.

         Net Income. Pro forma net income decreased to $0.3 million in the six months ended June 30, 2000 from $4.3 million in 1999 due primarily to the increase in expenses and interest expense discussed above.

COMPARISON OF HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Sales. Sales increased to $131.8 million in the quarter ended June 30, 2000 from $75.6 million for the same period in 1999, an increase of 74.4%. The sales growth is primarily attributable to the inclusion of the results of operations from companies and businesses acquired in 1999 and 2000.

         Gross profit. Gross profit increased to $45.0 million in the first quarter 2000 from $26.6 million in 1999, an increase of 69.4%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit decreased to 34.2% in 2000 from 35.2% in 1999. The lower margin reflects the impact of revenue from acquired companies and businesses with lower margins.

         SG&A expenses. SG&A expenses increased to $39.4 million in 2000 from $19.6 million in 1999, an increase of 100.9%. As a percentage of sales, SG&A expenses increased to 29.9% in 2000 from 25.9% in 1999. The increase in SG&A as a percent of sales was driven by increased amortization, corporate expenses and computer system conversion costs.

         Income from operations. Income from operations decreased to $5.7 million in 2000 from $7.0 million in 1999, a decrease of 19.1%. As a percentage of sales, income from operations decreased to 4.3% from 9.3%. The decrease in income from operations as a percentage of sales is due primarily to the impact of revenue from acquired companies and businesses with lower margins and higher SG&A expenses.

         Interest expense, net. Interest expense increased to $6.7 million in 2000 from $4.0 million in 1999. The increase was largely the result of higher debt incurred to complete acquisitions in 1999. Debt at June 30, 2000 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $62.8 million of borrowings under the revolving credit facility. Comparably, long term debt at June 30, 1999 consisted of $100.0 million senior subordinated notes and $66.8 million of borrowings under the revolving credit facility.

         Income tax expense (benefit). Income tax benefit was $0.4 million in 2000 compared to income tax expense of $1.2 million in 1999, due to a loss incurred in the three months ended June 30, 2000.

         Net Income (Loss) and Comprehensive Income (Loss). Net and comprehensive loss was $0.5 million in the three months ended June 30, 2000 compared to net income of $1.8 million in 1999 primarily due to SG&A and interest expense partially offset by income tax expense (benefit) as discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Sales. Sales increased to $269.1 million for the six months ended June 30, 2000 from $141.5 million for the same period in 1999, an increase of 90.1%. The sales growth is attributable to the acquisitions completed in 1999 and 2000.

         Gross profit. Gross profit increased to $92.4 million for the six months ended June 30, 2000 from $49.6 million in 1999, an increase of 86.3%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit decreased to 34.4% in 2000 from 35.1% in 1999. The lower margin reflects the impact of revenue from acquired companies and businesses with lower margins.

         SG&A expenses. SG&A expenses increased to $79.2 million in 2000 from $37.1 million in 1999, an increase of 113.7%. As a percentage of sales, SG&A expenses increased to 29.5% in 2000 from 26.2% in 1999. The increase in SG&A as a percent of sales was driven by increased amortization, corporate expenses and computer system conversion costs.

         Income from operations. Income from operations increased to $13.2 million in 2000 from $12.6 million in 1999, an increase of 5.1%. As a percentage of sales, income from operations decreased to 4.9% from 8.9%. The decrease in income from operations as a percentage of sales is due primarily to the impact of revenue from acquired companies and businesses with lower margins.

         Interest expense, net. Interest expense increased to $12.5 million in 2000 from $8.1 million in 1999. The increase was largely the result of higher debt incurred to complete acquisitions in 1999. Debt at June 30, 2000 primarily consisted of $100.0 million senior subordinated notes, $75.0 term loan and $62.8 million of borrowings under the revolving credit facility. Comparably, long term debt at June 30, 1999 consisted of $100.0 million senior subordinated notes and $66.8 million of borrowings under the revolving credit facility.

         Income tax expense. Income tax expense decreased to $0.2 million in 2000 from $1.8 million in 1999, due to lower income before taxes and an increase in the effective tax rate to 44.6% from 39.8% as a result of acquisitions made in 1999 and 2000.

         Net Income and Comprehensive Income. Net income and comprehensive income decreased to $0.3 million in the six months ended June 30, 2000 from $2.7 million in 1999 primarily due to higher interest expense and a higher tax rate as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically used internal cash flow from operations to fund its working capital requirements, capital expenditures and new branch locations. Capital expenditure requirements have been relatively low historically and were $2.8 million for the three months ended June 30, 2000. Also, the Company does not anticipate that it will pay dividends for the foreseeable future.

         In January 1999, the Company secured commitments of $52.5 million for a private equity offering consisting of series A preferred stock and common stock of FleetPride Corporation. Brentwood Associates Buyout Fund II, L.P. committed $15.0 million and other investors committed $37.5 million. In January 1999, the Company received $10.5 million of the equity to partially finance the acquisitions of Associated Brake Supply, Inc. and its subsidiaries, Tisco, Inc. and Tisco of Redding, Inc. and borrowed $49.3 million under the revolving credit facility to finance the balance and an additional $4.0 million for working capital. In April 1999, the Company received the remaining equity commitments of $42.0 million which were used to finance the Vantage Parts, Active Gear L.L.C. and Superior Truck & Auto Supply, Inc. acquisitions.

     On September 30, 1999, in conjunction with the merger with QDSP Holdings, Inc., the Company entered into a new $225 million credit agreement and received $40.0 million from a private equity offering. Proceeds from the equity offering and $121.5 million from the credit facility were used to refinance existing debt of the Company and QDSP Holdings, Inc. and to fund the acquisition of Wheels and Brakes, Inc. The merger with QDSP Holdings, Inc. was completed by issuing FleetPride Corporation stock in exchange for the outstanding stock of QDSP Holdings, Inc. and at the same time proceeds of $40.0 million in cash were received from the issuance of FleetPride Corporation stock to existing stockholders of FleetPride Corporation and QDSP Holdings, Inc. The new $225 million agreement replaced the Company's $85 million revolving credit facility.

     The credit agreement was amended on June 27, 2000 and provides for up to $200 million in borrowings through September 30, 2004. The agreement provides for a $75 million term loan and $125 million revolving line of credit from a bank with interest based on the LIBOR rate plus applicable margin, initially at 3.25% and 2.75%, respectively, or, at the Company's option, several other common indices. The Company has pledged all of the Company's assets as collateral. The revolving credit facility had undrawn availability of $62.3 million at June 30, 2000. The effective rate of interest on the Company's term loan and revolving credit facility as of June 30, 2000 was approximately 9.5%.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to market risk primarily from interest rates. The Company is actively involved in monitoring its exposure to market risks and continues to develop and utilize appropriate risk management techniques. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates. The sensitivity analysis below, which hypothetically illustrates potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on earnings for the three months ended June 30, 2000. The sensitivity analysis presented does not consider any additional actions the Company might take to mitigate exposure to such a change. The market change, assumed to occur as of June 30, 2000, includes a 100 basis point change in market interest rates. The hypothetical change and assumptions may be different from what actually occurs in the future.

     As of June 30, 2000, the Company had no derivative financial instruments to manage interest rate risk. Accordingly, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its long-term obligations. As of June 30, 2000, approximately 57.9% of the Company's long-term obligations were floating rate obligations. The detrimental effect on earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $0.3 million before income taxes for the three months ended June 30, 2000. This effect is primarily due to the floating rate borrowing under the Company's revolving credit facility.

                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(A)       Exhibit    Description
          -------    -----------
           4.1       Thirteenth Supplemental Indenture

          27.1       Financial Data Schedule

(B)       Reports on Form 8-K

          None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLEETPRIDE, INC.

Date: August 14, 2000                 /s/ John P. Miller
                                      ------------------------------------------
                                      John P. Miller
                                      Vice President of Finance, Chief Financial
                                      Officer, Treasurer and Secretary