Form 10-Q
period 2000-09-30
FLEETPRIDE INC /AL/
filed 2000-11-14
CIK 1083317

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         As of November 1, 2000, the number of outstanding shares of common stock, par value $.01 per share, of FleetPride, Inc. was 94,229.

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

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2000               1999
                                                                                -------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                       $  10,660         $   6,445
   Trade accounts receivable, less allowance for doubtful
       accounts of $1,608 and $1,727 in 2000 and 1999                                61,227            64,344
  Inventories, net                                                                  111,774           113,585
  Prepaid expenses                                                                    9,602             6,671
  Current portion of patronage dividend receivable and rebates receivable             5,016             5,928
                                                                                  ---------         ---------
          Total current assets                                                      198,279           196,973
Property, plant and equipment, net                                                   29,759            27,390
Deferred financing fees                                                              12,397            13,802
Goodwill and other intangibles                                                      219,600           222,689
Other assets                                                                         14,350            16,820
                                                                                  ---------         ---------
          Total assets                                                            $ 474,385         $ 477,674
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  34,172         $  37,861
  Accrued liabilities                                                                14,300            27,685
                                                                                  ---------         ---------
          Total current liabilities                                                  48,472            65,546
Line of credit                                                                      137,500           121,250
Long-term debt                                                                      100,000           100,000
                                                                                  ---------         ---------
          Total liabilities                                                         285,972           286,796
Stockholders' equity:
  FleetPride Corporation preferred stock, liquidation value $100, par value
    $.01 per share (Series A oustanding: 880,920 and 881,420 in 2000 and 1999, respectively, Series B outstanding: 779,940 in 2000 and 1999, Series C
    outstanding: 1 in 2000 and 1999 and Series D outstanding: 1 in 2000 and 1999)   170,209           170,259
  FleetPride Corporation common stock, par value $.01 per share
    (outstanding: 392,599 and 393,664 in 2000 and 1999, respectively)                     4                 4
  Additional paid-in capital                                                         60,266            60,266
  Employee notes                                                                       (415)             (415)
  Retained earnings (deficit)                                                       (41,651)          (39,236)
                                                                                  ---------         ---------
          Total stockholders' equity                                                188,413           190,878
                                                                                  ---------         ---------
          Total liabilities and stockholders' equity                              $ 474,385         $ 477,674
                                                                                  =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
                      (in thousands, except for share data)


                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             ------------------------  -----------------------
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                             ------------------------  -----------------------
                                                               2000          1999        2000           1999
                                                             ---------    -----------  ---------    ----------
Net sales                                                    $ 124,568    $  86,188    $ 393,623    $ 227,718
Cost of sales                                                   80,587       57,183      257,196      149,074
                                                             ---------    ---------    ---------    ---------
Gross profit                                                    43,981       29,005      136,427       78,644
Selling general and administrative expenses                     40,576       22,559      119,822       59,636
                                                             ---------    ---------    ---------    ---------
       Operating income                                          3,405        6,446       16,605       19,008
Other (income) / expense
  Interest expense                                               6,512        4,974       19,164       13,257
  Interest (income)                                               (109)         (87)        (246)        (304)
  Management fee                                                   186         --            558         --
  Other expense / (income)                                        (291)          64         (526)         103
                                                             ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary charge      (2,893)       1,495       (2,345)       5,952
Income tax expense (benefit)                                      (175)         595           70        2,369
                                                             ---------    ---------    ---------    ---------
Income (loss) before extraordinary charge                       (2,718)         900       (2,415)       3,583
Extraordinary charge, net of taxes                                --          1,510         --          1,510
                                                             ---------    ---------    ---------    ---------
Net income (loss) and comprehensive income (loss)            $  (2,718)   $    (610)   $  (2,415)   $   2,073
                                                             =========    =========    =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)



                                               FLEETPRIDE CORPORATION       FLEETPRIDE CORPORATION     FLEETPRIDE CORPORATION
                                                  COMMON STOCK             SERIES A PREFERRED STOCK   SERIES B PREFERRED STOCK
                                              -----------------------      ------------------------   ------------------------
                                                PAR         PAID IN           PAR         PAID IN       PAR          PAID IN
                                               VALUE        CAPITAL          VALUE        CAPITAL      VALUE         CAPITAL
                                              --------   ------------      ---------    -----------   --------      ----------
Balance at January 1, 1999                     $   1       $ 14,325        $   4         $ 43,571      $ --          $  --

Issuance of FleetPride Corporation
  stock for Associated Brake Supply,
  Inc. and Subsidiaries Acquisition                              11            1            4,988

Issuance of FleetPride Corporation
  stock for Tisco, Inc. and Tisco
  of Redding, Inc. Acquisition                                    2                           748

Issuance of FleetPride Corporation stock           1         15,145            4           37,891

Issuance of FleetPride Corporation
  stock for Active Gear, L.L.C. Acquisition                     281                           719

Issuance of FleetPride Corporation
  stock for Superior Truck & Auto
  Supply, Inc. Acquisition                                       84                           216

Issuance of FleetPride Corporation stock for
  QDSP Holdings, Inc. and Subsidiaries
  Acquisition                                      1         19,606                                       5          52,924

Issuance of FleetPride Corporation stock
  in conjunction with QDSP Holdings, Inc.
  and Subsidiaries Acquisition                     1         10,812                                       3          29,185

Net income and comprehensive income

                                               -----       --------        -----         --------      ----        --------
Balance at December 31, 1999                       4         60,266            9           88,133         8          82,109

Repurchase of FleetPride Corporation stock                                                    (50)

Net loss and comprehensive loss
                                               -----       --------        -----         --------      ----        --------
Balance at September 30, 2000                  $   4       $ 60,266        $   9         $ 88,083      $  8        $ 82,109
                                               =====       ========        =====         ========      ====        ========



                                          FLEETPRIDE CORPORATION       FLEETPRIDE CORPORATION
                                          SERIES C PREFERRED STOCK    SERIES D PREFERRED STOCK
                                          -------------------------   ------------------------              RETAINED       TOTAL
                                              PAR         PAID IN        PAR         PAID IN     EMPLOYEE   EARNINGS   STOCKHOLDERS'
                                             VALUE       CAPITAL        VALUE        CAPITAL       NOTES    (DEFICIT)      EQUITY
                                          -------------------------   ------------------------   ---------  ---------  -------------
Balance at January 1, 1999                   $   --        $  --         $   --      $   --     $   --      $ (41,427)   $  16,474

Issuance of FleetPride Corporation
  stock for Associated Brake Supply,
  Inc. and Subsidiaries Acquisition                                                                                          5,000

Issuance of FleetPride Corporation
  stock for Tisco, Inc. and Tisco
  of Redding, Inc. Acquisition                                                                                                 750

Issuance of FleetPride Corporation stock                                                          (415)                     52,626

Issuance of FleetPride Corporation
  stock for Active Gear, L.L.C. Acquisition                                                                                  1,000

Issuance of FleetPride Corporation
  stock for Superior Truck & Auto
  Supply, Inc. Acquisition                                                                                                     300

Issuance of FleetPride Corporation stock for
  QDSP Holdings, Inc. and Subsidiaries
  Acquisition                                                                                                               72,536

Issuance of FleetPride Corporation stock
  in conjunction with QDSP Holdings, Inc.
  and Subsidiaries Acquisition                                                                                              40,001

Net income and comprehensive income                                                                             2,191        2,191
                                             ------        -----         ------      ------     ------      ---------    ---------

Balance at December 31, 1999                     --           --             --          --       (415)       (39,236)     190,878

Repurchase of FleetPride Corporation stock                                                                                     (50)

Net loss and comprehensive loss                                                                                (2,415)      (2,415)
                                             ------        -----         ------      ------     ------      ---------    ---------
Balance at September 30, 2000                $   --        $  --         $   --      $   --     $ (415)     $ (41,651)   $ 188,413
                                             ======        =====         ======      ======     ======      =========    =========


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                     FLEETPRIDE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                       FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -------------------------
                                                                           2000          1999
                                                                       ------------    ---------
 OPERATING ACTIVITIES:
    Net income                                                             $  (2,415)   $   2,073
    Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                          10,855        5,043
       (Gain) loss on sale of property and equipment                            (435)          47
       Changes in operating assets and liabilities:
                Accounts receivable                                            2,568       (6,543)
                Inventories                                                    3,049       (3,160)
                Prepaid expenses                                              (2,060)      (1,395)
                Patronage dividend receivable and rebates receivable           1,589       (4,164)
                Other assets                                                   2,503        4,181
                Accounts payable                                              (4,371)      (1,756)
                Accrued liabilities                                          (13,353)       6,917
                                                                           ---------    ---------
                     Net cash (used in) provided by operating activities      (2,070)       1,243
 INVESTING ACTIVITIES:
   Acquisition of property and equipment                                      (6,188)      (3,821)
   Proceeds from sale of property and equipment                                1,247           79
   Acquisitions, net of cash acquired                                         (4,221)    (112,405)
                                                                           ---------    ---------
                     Net cash used by investing activities                    (9,162)    (116,147)
 FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                     24,000      136,142
   Payments on revolving line of credit                                       (7,750)    (171,325)
   Proceeds from borrowing of long-term debt                                    (129)      75,000
   Payment of bond consent and fees                                             (624)      (3,730)
   Payments for repurchase of FleetPride Corporation Preferred Stock             (50)
   Proceeds from issuance of FleetPride Corporation Preferred Stock             --         78,835
   Proceeds from issuance of FleetPride Corporation Common Stock                --         13,781
                                                                           ---------    ---------
                     Net cash provided by financing activities                15,447      128,703
                                                                           ---------    ---------
 Increase (decrease) in cash and cash equivalents                              4,215       13,799
 Cash and cash equivalents at beginning of year                                6,445        8,328
                                                                           ---------    ---------
 Cash and cash equivalents at end of year                                  $  10,660    $  22,127
                                                                           =========    =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $  21,518    $   7,905
   Cash paid for income taxes                                                    935           35
Details of acquisitions
   Fair value of assets and liabilities acquired                           $   4,234    $ 197,763
   Less equity payments                                                         --         79,586
                                                                           ---------    ---------
   Cash paid                                                                   4,234      118,177
   Less cash acquired                                                             13        5,772
                                                                           ---------    ---------
           Net cash paid for acquisitions                                  $   4,221    $ 112,405
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

      FleetPride, Inc.'s payment obligations under the Senior Subordinated Notes are guaranteed by its parent company, FleetPride Corporation, as well as its subsidiaries, City Truck & Trailer Parts of Alabama, L.L.C., Truck & Trailer Parts, Inc., Truckparts, Inc., Onyx Distribution, Inc., Superior Truck & Auto Supply, Inc., QDSP Holdings, Inc. and its subsidiaries, Wheels and Brakes, Inc., FleetPride West, Inc. and Oklahoma Truck Supply Assoc., Inc. All of these subsidiaries are direct or indirect wholly owned subsidiaries of FleetPride, Inc. and they, along with FleetPride, Inc.'s parent company, FleetPride Corporation, have fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. These subsidiary guarantors comprise all of FleetPride, Inc.'s direct and indirect subsidiaries (other than its foreign subsidiaries, which are not guarantors of FleetPride, Inc.'s obligations under the Senior Subordinated Notes).

    Description of Companies and Operations

      FleetPride Corporation, a Delaware corporation, was formed by the share-for-share exchange of stock in FleetPride, Inc. for stock in FleetPride Corporation. FleetPride Corporation is a holding company that has no operations or debt, except for its ownership of the guarantee of FleetPride, Inc., its wholly owned subsidiary. FleetPride Corporation's historical financial statements are identical to those of FleetPride, Inc., except with respect to the accounts that comprise the stockholders' equity section of the balance sheet.

      The Company operates as an independent distributor of heavy duty vehicle parts and provider of related services. Results of operations include the results of the companies and businesses acquired since their respective dates of acquisition.

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS


    Segment Information

      The Company has determined that it operates in one business segment, that being the distribution of heavy duty vehicle parts in the United States. No single customer represented more than 10% of the Company's total sales for the first nine months of 2000 and 1999.

    Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using either the first-in, first-out (FIFO) or average-cost basis.

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

NOTE 2 - INVENTORIES

      Inventories consist of the following:


                                SEPTEMBER  30,   DECEMBER 31,
                                    2000             1999
                                --------------   ------------
                                        (in thousands)
      Purchased parts           $ 94,739            $ 99,783
      Core inventory              17,035              13,802
                                --------            --------
                                $111,774            $113,585
                                ========            ========


NOTE 3 - ACQUISITIONS

      On February 24, 2000, the Company acquired all of the capital stock of Oklahoma Truck Supply Assoc., Inc. for approximately $3.8 million in cash. This acquisition has been accounted for as a purchase, with the purchase price being allocated to the fair value of the identified assets and liabilities of the Company with the excess recorded as goodwill.

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

FLEETPRIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS


on January 1, 1999 after giving effect to certain adjustments including: amortization of goodwill, interest expense and a normal charge for income taxes assuming all of the companies operated as "C" corporations for 1999 and 2000.


                                          Three Months Ended    Three Months Ended       Nine Months Ended      Nine Months Ended
                                          September 30, 2000    September 30, 1999       September 30, 2000     September 30, 1999
                                          Actual   Proforma     Actual     Proforma      Actual    Proforma     Actual    Proforma
                                         --------  ---------   ---------   ---------   ---------   ---------   ---------  ---------
Sales                                    $124,568   $124,568    $ 86,188   $ 139,654   $ 393,623   $ 393,957   $ 227,718  $ 426,653
Net income before extraordinary charge     (2,718)    (3,000)        900         675      (2,415)     (2,388)      3,583      4,968
Extraordinary charge, net of taxes           --         --         1,510        --          --          --         1,510       --
Net income (loss) and
comprehensive income (loss)              $ (2,718)  $ (3,000)   $   (610)  $     675   $  (2,415)  $  (2,388)  $   2,073  $   4,968



NOTE 4 - BORROWINGS

      On June 27, 2000, the Company executed an amendment to its credit agreement, dated as of September 30, 1999, which reduced the revolving credit commitments under the credit agreement by $25 million and amended certain financial covenants.

      The Company received a waiver of compliance with certain financial covenants under the Company's credit agreement from the bank group. The waiver is effective through December 15, 2000.

      Based on the Company's current level of performance, it is unlikely that the Company will be in compliance with these financial covenants as of December 31, 2000. The Company intends to seek modifications to the credit agreement to avoid this result. In addition, the Company is evaluating alternatives, including the possibility of refinancing some or all of the debt under the current credit agreement. There can be no assurance that the Company will be able to effect any further modifications to the credit agreement or any other arrangement that would avoid a default under the credit agreement or that any such arrangement could be effected on commercially reasonable terms. If the Company is in default under the credit agreement, the lenders could accelerate the indebtedness under the credit agreement. This action could also result in an event of default under the Senior Subordinated Notes. If the Company's outstanding indebtedness under the credit agreement or the Senior Subordinated Notes were to be accelerated, it is unlikely that the Company would be able to obtain sufficient liquidity to meet its repayment obligations under this indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report.

      This report contains "forward-looking statements" which are identifiable by the use of forward-looking terms, such as "may", "intend", "will", "expect", "anticipate", "estimate", "continue", or similar phrases. In particular, any statement concerning future opportunities, future operating results or the ability to generate future revenues, income or cash flow are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, its expectations may not prove to be correct. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from suggested results, including but not limited to the following: the Company's substantial debt and the covenants contained therein, the Company's ability to acquire and successfully integrate heavy duty vehicle parts businesses at reasonable prices, management's ability to meet the significant demands of growth, pricing pressure and the competitive factors and economic factors in the heavy duty parts industry.


GENERAL / RESULTS OF OPERATIONS

      FleetPride Corporation is the parent company of FleetPride, Inc. and has no separate operations, assets, except its investment in FleetPride, Inc., or liabilities, except for its guarantee of FleetPride, Inc. debt. FleetPride Corporation's historical financial statements are identical to those of FleetPride, Inc., except with respect to the accounts that comprise the stockholders' equity section of the balance sheet.

      The historical financial data for the three and nine months ended September 30, 1999 and 2000 reflect the financial results of the following companies and businesses since the date the Company acquired them:


        Company/Business                                                          Date of Acquisition
        ----------------                                                          -------------------
        Associated Brake Supply, Inc. and its subsidiaries .....................   January 11, 1999
        Tisco, Inc. and Tisco of Redding, Inc...................................   January 12, 1999
        Active Gear, L.L.C......................................................   April 20, 1999
        Vantage Parts division of CNF Transportation Inc. and
             Vantage Parts of Illinois, Inc.....................................   May 28, 1999
        Superior Truck & Auto Supply, Inc.......................................   June 7, 1999
        Certified Powertrain division of Certified Power, Inc...................   August 6, 1999
        California Equipment Company and California Equipment Co.
             of Sacramento......................................................   August 25, 1999
        QDSP Holdings, Inc. and its subsidiaries................................   September 30, 1999
        Oklahoma Truck Supply Assoc., Inc.......................................   February 24, 2000


      Accordingly, the Company's historical financial results are not comparable to results for the three and nine months ended September 30, 2000.

COMPARISON OF PRO FORMA RESULTS OF OPERATIONS

      The unaudited pro forma summarized financial information presented below was derived by applying pro forma consolidated adjustments to the Company's historical financial statements, after giving effect to:

      (1) the acquisitions of Tisco, Inc., Tisco of Redding, Inc., Associated Brake Supply, Inc. and its subsidiaries, Active Gear, L.L.C., Superior Truck & Auto Supply, Inc., QDSP Holdings, Inc. and its subsidiaries, and Oklahoma Truck Supply Assoc.,

          Inc. and the assets and business of the Vantage Parts division of CNF Transportation Inc. and Vantage Parts of Illinois, Inc., the Certified Powertrain division of Certified Power, Inc. and California Equipment Company and California Equipment Co. of Sacramento.

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


                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                         2000             1999               2000             1999
                                  ----------------------------------   -------------------------------------
                                                            (dollars in thousands)
                                     $         %        $        %           $         %       $         %
                                  ------     -----   ------    -----      ------     -----   ------    -----
Sales                             $124.6     100.0%  $139.7    100.0%     $394.0     100.0%  $426.7    100.0%
Gross profit                        44.0      35.3%    47.0     33.6%      136.5      34.6%   142.9     33.5%
SG&A expenses                       40.6      32.6%    39.5     28.3%      119.9      30.4%   115.7     27.1%
Income from operations               3.4       2.7%     7.5      5.4%       16.6       4.2%    27.2      6.4%
Interest expense, net                6.4       5.1%     6.2      4.4%       18.9       4.8%    18.1      4.2%
Other expense (income)              (0.1)     -0.1%     0.1      0.1%       --         0.0%     0.1      0.0%
Income tax expense (benefit)         0.1       0.1%     0.5      0.4%        0.1       0.0%     4.0      0.9%
Net income (loss)                 $ (3.0)     -2.4%  $  0.7      0.5%     $ (2.4)     -0.6%  $  5.0      1.2%


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


PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1999

      Sales. Pro forma sales were $124.6 million in the quarter ended September 30, 2000, a 10.8% decrease compared with pro forma sales of $139.7 million for the same period in 1999. Sales volume decreased in the third quarter of 2000 at most locations. The Company believes that demand in the heavy duty aftermarket has slowed due to the impact of record shipments of new class VIII vehicles in 1998 and 1999 and higher fuel costs for our customers. Also, the Company's business in the Western and Southeastern United States has been negatively impacted by the effects of consolidation at several locations.

      Gross profit. Pro forma gross profit was $44.0 million in the third quarter of 2000, a 6.4% decrease compared with pro forma gross profit of $47.0 million for the same period in 1999. As a percentage of sales, the Company's gross profit increased to 35.3% from 33.6%. The improved margin reflects the impact of lower product costs.

      SG&A expenses. Pro forma SG&A expenses increased to $40.6 million in the third quarter of 2000 from $39.5 million for the same period in 1999, an increase of 2.8%. As a percentage of sales, SG&A expenses increased to 32.6% from 28.3%. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff.

      Income from operations. Pro forma income from operations decreased to $3.4 million in the third quarter of 2000 from $7.5 million in the third quarter of 1999, a decrease of 54.7%. As a percentage of sales, income from operations decreased to 2.7% from 5.4%. The decrease in income from operations as a percentage of sales is due to the increased expenses discussed in "-SG&A expenses" above.

      Interest expense. Pro forma interest expense increased to $6.4 million in the third quarter of 2000 from $6.2 million in the third quarter of 1999. Interest expense in 2000 was driven by higher outstanding borrowings resulting from 1999 acquisitions consummated during 1999 being partially offset by interest on funds received from equity issued in September 1999.

      Net income (loss). The Company recorded a pro forma net loss of $3.0 million in the three months ended September 30, 2000 compared to net income of $0.7 million in the same period of 1999 due primarily to lower demand and an increase in expenses and interest expense discussed above.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1999

      Sales. Pro forma sales were $394.0 million for the nine months ended September 30, 2000, a 7.7% decrease compared with pro forma sales of $426.7 million for the same period in 1999. Sales volume decreased for the period ended September 30, 2000 at most locations compared to the prior period. The Company believes that demand in the heavy duty aftermarket has slowed due to the impact of record shipments of new class VIII vehicles in 1998 and 1999 and higher fuel costs for our customers. Also, the Company's business in the Western and Southeastern United States has been negatively impacted by the effects of computer system conversions and consolidation at several locations.

      Gross profit. Pro forma gross profit was $136.5 million for the nine months ended September 30, 2000, a 4.5% decrease compared with pro forma gross profit of $142.9 for the same period in 1999. As a percentage of sales, the Company's gross profit increased to 34.6% from 33.5%. The improved margin reflects the impact of lower product costs.

      SG&A expenses. Pro forma SG&A expenses increased to $119.9 million for the nine months ended September 30, 2000 from $115.7 million for the nine months ended September 30, 1999, an increase of 3.6%. As a percentage of sales, SG&A expenses increased to 30.4% from 27.1%. The increase in SG&A expenses as a percentage of sales is primarily the result of overhead resulting from establishing a corporate staff and costs of computer system conversions.

      Income from operations. Pro forma income from operations decreased to $16.6 million for the nine months ended September 30, 2000 from $27.2 million for the nine months ended September 30, 1999, a decrease of 39.0%. As a percentage of sales, income from operations decreased to 4.2% from 6.4%. The decrease in income from operations as a percentage of sales is due to the increased expenses discussed in "-SG&A expenses" above.

      Interest expense. Pro forma interest expense increased to $18.9 million for the nine months ended September 30, 2000 from $18.1 million for the nine months ended September 30, 1999. Interest expense in 2000 was driven by higher outstanding borrowings resulting from 1999 acquisitions partially offset by interest on funds received from equity issued in January, April and September 1999.

      Net income (loss). The Company recorded a pro forma net loss of $2.4 million for the nine months ended September 30, 2000 compared to net income of $5.0 million for the nine months ended September 30, 1999 due primarily to lower demand and an increase in expenses discussed in "-SG&A expenses" above.

COMPARISON OF HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Sales. Sales increased to $124.6 million in the quarter ended September 30, 2000 from $86.2 million for the same period in 1999, an increase of 44.5%. The sales growth is primarily attributable to the inclusion of the results of operations from companies and businesses acquired in 1999 and 2000.

      Gross profit. Gross profit increased to $44.0 million in the third quarter of 2000 from $29.0 million for the same period in 1999, an increase of 51.7%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit increased to 35.3% from 33.6%. The improved margin reflects the impact of lower product costs.

      SG&A expenses. SG&A expenses increased to $40.6 million for the three months ended September 30, 2000 from $22.6 million for the three months ended September 30, 1999, an increase of 79.6%. As a percentage of sales, SG&A expenses increased to 32.6% from 26.2%. The increase in SG&A as a percent of sales was driven by increased amortization, corporate expenses and computer system conversion costs.

      Income from operations. Income from operations decreased to $3.4 million for the three months ended September 30, 2000 from $6.4 million for the three months ended September 30, 1999, a decrease of 46.9%. As a percentage of sales, income from operations decreased to 2.7% from 7.4%. The decrease in income from operations as a percentage of sales is due primarily to the impact of higher SG&A expenses.

      Interest expense, net. Interest expense increased to $6.4 million for the three months ended September 30, 2000 from $4.9 million for the three months ended September 30, 1999. The increase was largely the result of higher debt incurred to complete acquisitions in 1999 and 2000. Debt at September 30, 2000 primarily consisted of $100.0 million Senior Subordinated Notes, $75.0 term loan and $62.5 million of borrowings under the revolving credit facility component of the credit agreement. Comparably, long term debt at September 30, 1999 consisted of $100.0 million Senior Subordinated Notes, $75.0 term loan and $46.5 million of borrowings under the revolving credit facility.

      Income tax expense (benefit). Income tax benefit was $0.2 million for the three months ended September 30, 2000 compared to income tax expense of $0.5 million for the three months ended September 30, 1999, due to a loss incurred for the three months ended September 30, 2000.

      Extraordinary charge, net of taxes. In connection with the 1999 refinancing of the Company's and QDSP Holdings, Inc.'s prior credit facilities (as described below under "-Liquidity and Capital Resources"), the Company incurred an extraordinary loss of $1.5 million, net of taxes of $1.0 million, for the write-off of deferred loan costs.

      Net (loss) and comprehensive (loss). Net and comprehensive loss was $2.7 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999 primarily due to SG&A and interest expense partially offset by income tax expense (benefit) and the extraordinary charge as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Sales. Sales increased to $393.6 million for the nine months ended September 30, 2000 from $227.7 million for the nine months ended September 30, 1999, an increase of 72.9%. The sales growth is attributable to the acquisitions completed in 1999 and 2000.

      Gross profit. Gross profit increased to $136.4 million for the nine months ended September 30, 2000 from $78.6 million for the nine months ended September 30, 1999, an increase of 73.5%, as a result of the acquisitions completed. As a percentage of sales, the Company's gross profit increased to 34.7% from 34.5%. The improved margin reflects the impact of lower product costs.

      SG&A expenses. SG&A expenses increased to $119.8 million for the nine months ended September 30, 2000 from $59.6 million for the nine months ended September 30, 1999, an increase of 101.0%. As a percentage of sales, SG&A expenses increased to 30.4% for the nine months ended September 30, 2000 from 26.2% for the nine months ended September 30, 1999. The increase in SG&A as a percent of sales was driven by increased amortization, corporate expenses and computer system conversion costs.

      Income from operations. Income from operations decreased to $16.6 million for the nine months ended September 30, 2000 from $19.0 million for the nine months ended September 30, 1999, a decrease of 12.6%. As a percentage of sales, income from operations decreased to 4.2% from 8.3%. The decrease in income from operations as a percentage of sales is due primarily to the impact of revenue from acquired companies and businesses with lower margins.

      Interest expense, net. Interest expense increased to $19.0 million for the nine months ended September 30, 2000 from $13.0 million for the nine months ended September 30, 1999. The increase was largely the result of higher debt incurred to complete acquisitions in 1999.

      Income tax expense. Income tax expense was $0.1 million for the nine months ended September 30, 2000 compared to income tax expense of $2.3 million for the nine months ended September 30, 1999, due to a loss incurred in the nine months ended September 30, 2000.

      Net income (loss) and comprehensive income (loss). Net and comprehensive loss was $2.4 million in the nine months ended September 30, 2000 compared to net income of $2.1 million in 1999 primarily due to SG&A and interest expense partially offset by income tax expense (benefit) and the extraordinary charge as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Operating cash flows for the nine months ended September 30, 2000 as compared to the same period in 1999 were $(2.1) million compared to $1.2 million. Cash flow from operating activities was negatively impacted in the current period as a result of lower sales. Cash paid for capital expenditures and acquisitions was $6.2 million and $4.2 million for the nine months ended September 30, 2000, respectively. Capital expenditures include spending for new branch openings and computer related expenditures. For the same period of 1999, cash paid for capital expenditures and acquisitions was $3.8 million and $112.4 million, respectively.

      In January 1999, the Company secured commitments of $52.5 million for a private equity offering consisting of series A preferred stock and common stock of FleetPride Corporation. Brentwood Associates Buyout Fund II, L.P. committed $15.0 million and other investors committed $37.5 million. In January 1999, the Company received $10.5 million of the equity to partially finance the acquisitions of Associated Brake Supply, Inc. and its subsidiaries and Tisco, Inc. and Tisco of Redding, Inc. and borrowed $49.3 million under the revolving credit facility to finance the balance and an additional $4.0 million for working capital. In April 1999, the Company received the remaining equity commitments of $42.0 million which were used to finance the Vantage Parts, Active Gear L.L.C. and Superior Truck & Auto Supply, Inc. acquisitions.

      On September 30, 1999, in conjunction with the merger with QDSP Holdings, Inc., the Company entered into a new credit agreement and received $40.0 million from a private equity offering. Proceeds from the equity offering and $121.5 million from the credit facility were used to refinance existing debt of the Company and QDSP Holdings, Inc. and to fund the acquisition of Wheels and Brakes, Inc. The merger with QDSP Holdings, Inc. was completed by issuing FleetPride Corporation stock in exchange for the outstanding stock of QDSP Holdings, Inc. and at the same time proceeds of $40.0 million in cash were received from the issuance of FleetPride Corporation stock to existing stockholders of FleetPride Corporation and QDSP Holdings, Inc.

      The credit agreement was amended on June 27, 2000 and currently provides for up to $200 million in borrowings. The credit facility matures in 2004. The credit agreement provides for a $75 million term loan and $125 million revolving line of credit with interest based on the LIBOR rate plus applicable margin or, at the Company's option, several other common indices. The Company has pledged all of the Company's assets as collateral under the credit agreement. The effective rate of interest on the Company's term loan and revolving credit facility as of September 30, 2000 was approximately 9.9%.

      The Company received a waiver of compliance with certain financial covenants under the Company's credit agreement from the bank group. The waiver is effective through December 15, 2000.

      Based on the Company's current level of performance, it is unlikely that the Company will be in compliance with these financial covenants as of December 31, 2000. The Company intends to seek modifications to the credit agreement to avoid this result. In addition, the Company is evaluating alternatives, including the possibility of refinancing some or all of the debt under the current credit agreement. There can be no assurance that the Company will be able to effect any further modifications to the credit agreement or any other arrangement that would avoid a default under the credit agreement or that any such arrangement could be effected on commercially reasonable terms. If the Company is in default under the credit agreement, the lenders could accelerate the indebtedness under the credit agreement. This action could also result in an event of default under the Senior Subordinated Notes. If the Company's outstanding indebtedness under the credit agreement or the Senior Subordinated Notes were to be accelerated, it is unlikely that the Company would be able to obtain sufficient liquidity to meet its repayment obligations under this indebtedness.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The Company is exposed to market risk primarily from interest rates. The Company is actively involved in monitoring its exposure to market risks and continues to develop and utilize appropriate risk management techniques. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates. The sensitivity analysis below, which hypothetically illustrates potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on earnings for the nine months ended September 30, 2000. The sensitivity analysis presented does not consider any additional actions the Company might take to mitigate exposure to such a change. The market change, assumed to occur as of September 30, 2000, includes a 100 basis point change in market interest rates. The hypothetical change and assumptions may be different from what actually occurs in the future.

      As of September 30, 2000, the Company had no derivative financial instruments to manage interest rate risk. Accordingly, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to its long-term floating rate obligations. As of September 30, 2000, approximately 57.9% of the Company's long-term obligations were floating rate obligations. The detrimental effect on earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $1.0 million before income taxes for the nine months ended September 30, 2000. This effect is primarily due to the floating rate borrowing under the Company's revolving credit facility.

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


                                               FLEETPRIDE, INC.

Date: November 14, 2000                        /s/ John P. Miller
                                               ---------------------------------
                                               John P. Miller
                                               Vice President of Finance,
                                               Chief Financial Officer,
                                               Treasurer and Secretary